Form 10-K
period 1993-12-31
GTE HAWAIIAN TELEPHONE CO INC
filed 1994-03-31
CIK 46216

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange
    Act of 1934 [Fee Required}

For the fiscal year ended         December 31, 1993
                           --------------------------------------------------
                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934 [Fee Required]

For the transition period from _________________________ to _________________

Commission File Number            2-33059
                       ------------------------------------------------------

                    GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
- -----------------------------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                HAWAII                                   99-0049500
- ----------------------------------------------     --------------------------
    (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

         1177 Bishop Street, Honolulu, Hawaii                 96813
- ----------------------------------------------     --------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

Registrant's telephone number, including area code      808-546-4511
                                                   --------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                   WHICH WAS REGISTERED
- -------------------------------------     -----------------------------------
                 NONE
- -------------------------------------     -----------------------------------

   Securities registered pursuant to Section 12(g) of the Act:

                                  NONE
- -----------------------------------------------------------------------------
                            (TITLE OF CLASS)

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
           ___

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                                 YES  X      NO
                                     ----       ----

THE COMPANY HAD 10,000,000 SHARES OF $25 PAR VALUE COMMON STOCK
OUTSTANDING AT FEBRUARY 28, 1994.

               DOCUMENT INCORPORATED BY REFERENCE

ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31,
1993 (INCORPORATED IN PARTS I AND II).

THE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

                        TABLE OF CONTENTS

Item                                                         Page
- -----                                                        -----
PART I

 1. Business                                                    1

 2. Properties                                                  3

 3. Legal Proceedings                                           4

 4. Submission of Matters to a Vote of Security Holders         4

PART II

 5. Market for the Registrant's Common Equity and Related
    Shareholder Matters                                         5

 6. Selected Financial Data                                     5

 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         5

 8. Financial Statements and Supplementary Data                 5

 9. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                         5

PART III

The following items have been omitted in accordance with the relief provisions under General Instruction J of Form 10-K:

10. Directors and Executive Officers of the Registrant

11. Executive Compensation

12. Security  Ownership  of  Certain  Beneficial   Owners   and
    Management

13. Certain Relationships and Related Transactions

PART IV

14. Exhibits, Financial Statement Schedules and Reports
    on Form 8-K                                                 6

                             PART I

Item 1.  Business

GTE   Hawaiian  Telephone  Company  Incorporated  (the   Company) (formerly
Hawaiian Telephone Company) was incorporated under  the laws  of the Kingdom of
Hawaii in 1883.  The Company is a wholly-owned   subsidiary   of  GTE
Corporation  (GTE)   and   provides communications services in Hawaii and
throughout the Pacific  and Asia.

The   Company   owns  a  majority  interest  in  the  Micronesian
Telecommunications Corporation (MTC). MTC, which is headquartered on Saipan in the Commonwealth of the Northern Marianas, provides local and international telecommunications services on the islands of Saipan, Tinian and Rota. In addition, the Company has a wholly-owned subsidiary, Hawaiian Tel Insurance Company, which provides auto liability, general liability and workers' compensation insurance to the Company on a direct basis.

The Company provides local telephone service on each Island in Hawaii and long distance service between the Islands. InterLATA services between Hawaii and domestic points within the United States are provided by interexchange (long distance) common carriers which connect to the Company's local facilities for call origination and termination. The Company provides interLATA service between Hawaii and international termination points in competition with these carriers. These common carriers are charged fees
(access  charges)  for  interconnection   to   the Company's  local  facilities.
End user business and residential customers are also charged access charges for access to the facilities of the long distance carriers. The Company also earns other revenues by leasing interexchange plant facilities and interexchange carriers, primarily the American Telephone and Telegraph Company (AT&T). The number of access lines served by the Company has grown steadily from 525,808 on January 1, 1989 to 725,029 on December 31, 1993.

The   Company's   principal  line  of   business   is   providing
telecommunication services. These services fall into five major classes: local network, network access, long distance, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                     Years Ended December 31
                              ---------------------------------------
                                 1993           1992           1991
                                 ----           ----           ----
                                       (Thousands of Dollars)

Local Network Services         $214,627     $  203,908     $  194,973
% of Total Revenues                  38%            37%            36%

Network Access Services        $112,712     $  107,347     $  102,304
% of Total Revenues                  20%            19%            19%

Long Distance Services         $106,867     $  111,254     $  106,721
% of Total Revenues                  19%            20%            20%

Equipment Sales and Services   $ 95,653     $  101,948     $  106,430
% of Total Revenues                  17%            18%            19%

Other                          $ 35,030     $   34,565     $   35,482
% of Total Revenues                   6%             6%             6%


At  December  31,  1993, the Company had  3,320  employees.   The Company has
written agreements with the International Brotherhood of  Electrical  Workers
(IBEW) covering substantially all non-management employees. One of the agreements with the IBEW unit expires April 30, 1994 and provides for approximately a 5% general wage increase per annum. The agreement for MTC employees expires July 1, 1995 and provides for general wage increases of 5% per annum for 1994 and 1995.


Telephone Competition

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

The  Company  is  subject to regulation by the  Public  Utilities Commission
(PUC) of the State of Hawaii as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate and international business operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 9 of the Company's Annual Report to Shareholder for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

The   year   was  marked  by  important  changes  in   the   U.S.
telecommunications  industry.   Rapid  advances  in   technology, together  with
government and industry initiatives to eliminate certain legal and regulatory barriers are accelerating and expanding the level of competition
and opportunities available to the   Company.   As  a  result,  the  Company
faces   increasing competition   in   virtually  all  aspects   of   its
business. Specialized communications companies have constructed new systems in
certain  markets  to  bypass  the  local-exchange   network. Additional
competition from interexchange carriers as well as wireless companies continues to evolve for both intrastate and interstate communications.

During 1994, the Company will begin implementation of a re-engineering plan that will redesign and streamline processes. Implementation of its re-engineering plan will allow the Company to continue to respond aggressively to these competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services.
The re-engineering program will be implemented over three years. During the year, the Company continued to introduce new business and consumer services utilizing advanced technology, offering new features and pricing options while at the same time reducing costs and prices.

During 1993, the FCC announced its decision to auction licenses during 1994 in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless personal communications services (PCS). These services will both complement and
compete  with   the Company's  traditional wireline services.  The  Company will  be permitted to fully participate in the license auctions  in  areas
outside  of  GTE's  existing  cellular  service  areas.   Limited participation
will be permitted in areas in  which  GTE  has  an existing cellular presence.

In  1992,  the FCC issued a "video dialtone" ruling  that  allows telephone
companies  to  transmit  video  signals  over   their networks.  The FCC also
recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas.

Activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Various forms of alternative regulation have been adopted, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for the pricing flexibility necessary to address competitive entry into the markets the Company serves.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint (since divested) and GTE Spacenet, prohibits GTE's domestic telephone operating subsidiaries from providing long distance
service beyond the  boundaries  of  the LATA.   However,  the  Company is
permitted to provide services between Hawaii and international points. This prohibition restricts their direct provision of long distance service to relatively short distances. The degree of competition allowed in the
intraLATA  market is subject to state regulation.   However, regulatory
constraints  on intraLATA competition  are  gradually being relaxed.

In September 1993, the FCC released an order allowing competing carriers to interconnect to the local-exchange network for the purpose of providing
switched access transport services.   This ruling  complements similar
interconnect arrangements for private line   services  ordered  during  1992.
The  order   encourages competition  for  the  transport  of  telecommunications traffic between local exchange carriers' (LECs) switching offices and interexchange carrier locations. In addition, the order allows LECs flexibility in pricing competitive services.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In
addition to allowing new forms of   competition,  these  developments  are  also
creating   new opportunities  to  develop  interactive communications  networks.
The   Company  supports  these  initiatives  to  assure   greater competition
in telecommunications, provided that overall the changes allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.


Item 2.  Properties

The  Company's  property  consists of network  facilities  (75%), company
facilities (14%), customer premises equipment  (2%)  and other  (9%).   From
January 1, 1989 to December 31, 1993, the Company made gross property additions of $0.7 billion and property retirements of $0.3 billion. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.


Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                             PART II


Item  5. Market for the Registrant's Common Equity and  Related Shareholder
         Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation.


Item 6.  Selected Financial Data

Reference   is  made  to  the  Registrant's  Annual   Report   to Shareholder,
page 27, for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference   is  made  to  the  Registrant's  Annual   Report   to Shareholder,
pages 23 to 26, for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.


Item 8.  Financial Statements and Supplementary Data

Reference   is  made  to  the  Registrant's  Annual   Report   to Shareholder,
pages 5 to 21, for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                             PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports  on
         Form 8-K

(a)(1)  Financial   Statements  -  Reference  is  made   to   the Registrant's
        Annual Report to Shareholder, pages 5 - 21, for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

        Report of Independent Public Accountants.

        Consolidated Balance Sheets - December 31, 1993 and 1992.

        Consolidated Statements of Income for the years ended December 31, 1993-1991.

        Consolidated Statements of Reinvested Earnings for the years ended December 31, 1993-1991.

        Consolidated Statements of Cash Flows for the years ended December 31, 1993-1991.

        Notes to Consolidated Financial Statements.

   (2) Financial Statement Schedules - Included in Part IV of this report for the years ended December 31, 1993-1991:

                                                          Page(s)
                                                          -------
        Report of Independent Public Accountants              8

        Schedules:

           V - Property, Plant and Equipment                9-11

          VI - Accumulated Depreciation and Amortization of
                 Property, Plant and Equipment               12

        VIII - Valuation and Qualifying Accounts             13

           X - Supplementary Income Statement Information    14



Note: Schedules other than those listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.


    (3)   Exhibits  - Included in this report or incorporated  by reference.

         3.1* Amended Articles of Incorporation and By-laws (Exhibit 3.2 of the 1987 Form 10-K, File No. 2-33059).

           4* First   Mortgage  Indenture dated  January  15, 1941 amended  to
              and including amendments through September 27, 1962; Supplemental Indenture File No. 33-57416.

          13 Annual Report to Shareholder for the year ended December 31, 1993, filed herein as Exhibit 13.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1993.

  *   Denotes  exhibits incorporated herein by  reference  to previous   filings
      with  the  Securities   and   Exchange Commission as designated.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To GTE Hawaiian Telephone Company Incorporated:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in GTE Hawaiian Telephone Company Incorporated and subsidiaries' annual report to shareholder incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1992 as discussed in Note 1 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  ARTHUR ANDERSEN & CO.


Dallas, Texas
January 28, 1994.



          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (Thousands of Dollars)


- ------------------------------------------------------------------------------------------------------------
              Column A      	 Column B 	 Column C 	 Column D 	 Column E 	   Column F
- ------------------------------  ----------      ----------      -----------     ------------     -----------
				Balance at	Additions	Retirements	Other Debits	 Balance at
				Beginning	    at	         or Sales       or (Credits)      Close of
           Classification	 of Year           Cost          (Note 1)         (Note 2)           Year
- ------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT,
 stated at original cost:
    Land                      $   10,254          $(3,408)         $    --        $ (1,118)     $    5,728
    Buildings                    130,942           12,483            1,377           1,999         144,047
    Central office equipment     689,464           81,405           15,618             231         755,482
    Station apparatus             28,251            1,379              106           1,199          30,723
    Cable/underground
       conduit, etc.             555,668           75,745           12,678             479         619,214
    Furniture and office
       equipment                  55,266            4,319              123             497          59,959
    Vehicles and other
       work equipment             40,186            3,282            2,241           2,177          43,404
    Telephone plant
       under construction         83,099           17,136               --              --         100,235
    Property held for
       future telephone use        2,124           (1,688)              --            (367)             69
    Telephone plant
       acquisition adjustment         33                --              --             (33)             --
                               ---------           -------          ------          -------      ---------
       Total Telephone Plant   1,595,287	   190,653	    32,143	     5,064       1,758,861

INTANGIBLES:
    Organization                      28                --              33               5              -
                               ---------           -------          ------          -------      ---------
       Total Telephone Plant   1,595,315           190,653          32,176           5,069       1,758,861

NONREGULATED PLANT                65,079             1,184              50          (1,226)         64,987
                               ---------           -------          ------          -------      ---------

       Total Property,
         Plant and Equipment  $1,660,394          $191,837         $32,226         $ 3,843      $1,823,848
                              ==========          ========         =======         ========     ==========

- ------------

NOTES:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2).

(2) Represents retirements not charged to reserve and transfers in accordance with FCC Docket No. 86-111.


         GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (Thousands of Dollars)
- ------------------------------------------------------------------------------------------------------------
              Column A           Column B        Column C        Column D        Column E        Column F
         ------------------     ----------      ----------      -----------     ------------     -----------
                                Balance at       Additions      Retirements     Other Debits      Balance at
                                Beginning           at           or Sales       or (Credits)       Close of
           Classification       of Year            Cost          (Note 1)        (Note 2)           Year
- ------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT,
 stated at original cost:
   Land                        $    7,336         $    853       $    --          $ 2,065        $   10,254
   Buildings                      100,720            7,734           941           23,429           130,942
   Central office equipment       623,323           69,184         9,081            6,038           689,464
   Station apparatus               24,841            3,233            23              200            28,251
   Cable/underground
     conduit, etc.                501,176           61,316         9,239            2,415           555,668
   Furniture and office
     equipment	                   47,712            3,407	       5            4,152            55,266
   Vehicles and other
     work equipment                33,669            3,523           636            3,630            40,186
   Telephone plant
     under construction            77,664            7,651            --           (2,216)           83,099
   Property held for
     future telephone use           2,488             (364)           --               --             2,124
   Telephone plant
     acquisition adjustment            --               25            --                8                33
                               ----------         ---------      -------          -------        ----------
     Total Telephone Plant      1,418,929          156,562        19,925           39,721         1,595,287

INTANGIBLES:
   Organization	                       28               --            --               --                28
                               ----------         ---------      -------          -------        ----------
     Total Telephone Plant      1,418,957          156,562        19,925           39,721         1,595,315

NONREGULATED PLANT                152,645            1,557        58,439          (30,684)           65,079
                               ----------         ---------      -------          -------        ----------
     Total Property,
       Plant and Equipment     $1,571,602         $158,119       $78,364          $ 9,037        $1,660,394
                               ==========         ========       =======          =======        ==========
- -------------

NOTES:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2).

(2) Represents adjustments in 1992 due to the adoption of SFAS No. 109, and transfers in accordance with FCC Docket No. 86-111.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (Thousands of Dollars)
- ------------------------------------------------------------------------------------------------------------
              Column A           Column B       Column C         Column D        Column E       Column F
         ------------------     ----------      ---------       -----------     ------------   -----------
                                Balance at      Additions       Retirements     Other Debits    Balance at
                                Beginning           at          or Sales        or (Credits)     Close of
           Classification        of Year           Cost         (Note 1)          (Note 2)          Year
- ------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT,
 stated at original cost:
   Land                        $    8,726         $    343          $    --       $ (1,733)   $    7,336
   Buildings                      104,661           12,996               741       (16,196)      100,720
   Central office equipment       582,460           47,456             6,591            (2)      623,323
   Station apparatus               23,520            1,327                 6	        --        24,841
   Station connections             94,700               --            94,700            --            --
   Cable/underground
     conduit, etc.                459,024           51,084             8,932            --       501,176
   Furniture and office
     equipment                     45,474            5,793                12        (3,543)       47,712
   Vehicles and other
     work equipment                36,175            4,041             3,109        (3,438)       33,669
   Telephone plant
     under construction            72,950            4,831                --          (117)       77,664
   Property held for
     future telephone use              --            2,488                --            --         2,488
                               ----------         --------          --------      ---------   -----------
     Total Telephone Plant      1,427,690          130,359           114,091       (25,029)    1,418,929

INTANGIBLES:
   Organization                        33               --                --            (5)           28
                               ----------         --------          --------      ---------   -----------
     Total Telephone Plant      1,427,723          130,359           114,091       (25,034)    1,418,957

NONREGULATED PLANT                126,516            7,080             5,985        25,034       152,645
                               ----------         --------          --------      ---------   -----------
     Total Property,
       Plant and Equipment     $1,554,239         $137,439          $120,076      $     --    $1,571,602
                               ==========         ========          ========      =========   ===========
- ------------

NOTES:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2). Retirements include write-off of customer premises equipment due to deregulation by the FCC.

(2) Primarily represents prior-year adjustments to conform to the current year presentation and transfers in accordance with FCC Docket No. 86-111.


          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)
- ------------------------------------------------------------------------------------------------------------
          Column A    	                 Column B       Column C       Column D      Column E      Column F
     -------------------               ------------    ----------     ----------    ----------    ----------
                                                        Additions
                                        Balance at      Charged to      Retirements    Other      Balance at
                                        Beginning         Income         or Sales     Changes      Close of
         Description                     of Year         (Note 1)        (Note 2)    (Note 3)         Year
- ------------------------------------------------------------------------------------------------------------
Accumulated depreciation
  and amortization for
  the year ended:

	December 31, 1993	        $607,267        $102,939        $ 32,329       $  298      $678,175
                                        ========        ========        ========       ======      ========
       	December 31, 1992	        $588,359        $ 95,461        $ 78,364       $1,811      $607,267
                                        ========        ========        ========       ======      ========
	December 31, 1991	        $610,144        $ 97,032        $119,559       $  742      $588,359
                                        ========        ========        ========       ======      ========
- --------------

NOTES:

(1)	Reference is made to Note 1 of Notes to Financial
	Statements with respect to depreciation policy:		   1993   	   1992   	   1991
                                                                ----------      -----------     -----------
		Total as shown in Statements of Income		$  104,202	$   97,318	$   97,696
		General office allocations			    (1,254)	    (1,149)	      (690)
		Other		                                        (9)	      (708)	        26
                                                                ----------      ----------      ----------
		Total as shown above				$  102,939	$   95,461	$   97,032
                                                                ==========      ==========      ==========

(2)	Represents:  Retirements or sales credited to property,
                     plant and equipment (Schedule V)		$   32,226	$   78,364	$  120,076
	             Other				               103	        --	      (517)
                                                                ----------      ----------      ----------
	             Total as shown above			$   32,329	$   78,364	$  119,559
                                                                ==========      ==========      ==========

(3)	Represents:  Salvage			        	$    4.856	$      501	$    1,645
		     Removal costs				    (4,987)	    (3,397)	    (3,920)
		     Other				               429	     4,707	     3,017
                                                                ----------      ----------      ----------
	             Total as shown above			$      298	$    1,811	$      742
                                                                ==========      ==========      ==========

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)

- ------------------------------------------------------------------------------------------------------------
        Column A 	 Column B 	             Column C         	 Column D  	 Column E
    ----------------   ------------     ------------------------------- ----------       --------
		                                     Additions
                                        -------------------------------
                                			 Charged	Deductions
                	Balance at	  Charged	 to Other	   from         Balance at
                	Beginning	    to   	 Accounts	 Reserves	Close of
       Description 	 of Year 	  Income	 (Note 1)	 (Note 2)	   Year
- --------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
  for the year ended:

  December 31, 1993	$    8,368	$   12,679	$   22,600	$   34,575	$   9,072
                        ==========      ==========      ==========      ==========      =========
  December 31, 1992	$      693	$   19,810	$   11,280	$   23,415	$   8,368
                        ==========      ==========      ==========      ==========      =========
  December 31, 1991	$    2,571	$    5,772	$    2,019	$    9,669	$     693
                        ==========      ==========      ==========      ==========      =========
- ----------

NOTES:

(1)  Recoveries of previously written-off amounts.

(2)  Charges for purpose for which reserve was created.
     Represents write-offs of receivable accounts.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)


- ---------------------------------------------------------------------------
            Column A      	                 Column B
          ---------------   -----------------------------------------------
              Item	                Charged to Operating Expenses
- ---------------------------------------------------------------------------
                                   1993    	    1992    	    1991
                                -----------     -----------     -----------
Maintenance and repairs         $   119,382	$   113,031	$   109,761
                                ===========     ===========     ===========
Taxes, other than payroll
  And income, are as follows:

  Real and personal property	$       917	$       274	$       335
  State gross receipts	             20,735	     20,180	     20,262
  Other	                              4,883	      6,109	      6,384
  Portion of above taxes charged
    to plant and other accounts	     (2,392)	     (2,320)	     (1,544)
                                -----------     -----------     ------------
Total	                        $    24,143	$    24,243	$    25,437
                                ===========     ===========     ============

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
                              -------------------------------------------
                                             (Registrant)


                                            LARRY J. SPARROW
Date March 21, 1994           By -------------------------------------
                                            LARRY J. SPARROW
                                          Chairman of the Board
                                       and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



LARRY  J.  SPARROW           Chairman of the Board,         March  21, 1994
- ------------------------    Chief Executive Officer,
LARRY  J.  SPARROW               and Director
                          (Principal Executive Officer)



WARREN H. HARUKI             President and Director         March  21, 1994
- ------------------------
WARREN H. HARUKI



GERALD   K.   DINSMORE     Senior Vice President - Finance  March 21, 1994
- ------------------------    and Planning and Director
GERALD   K.   DINSMORE     (Principal Financial Officer)



WILLIAM  M. EDWARDS               Controller                March 21, 1994
- ------------------------  (Principal Accounting Officer)
WILLIAM  M. EDWARDS


RICHARD  M. CAHILL                 Director                 March 21, 1994
- ------------------------
RICHARD M. CAHILL



MICHAEL  B. ESSTMAN                Director                 March 21, 1994
- ------------------------
MICHAEL B. ESSTMAN



KENT  B.  FOSTER                   Director                 March 21, 1994
- ------------------------
KENT B. FOSTER



THOMAS  W.  WHITE                  Director                 March 21, 1994
- ------------------------
THOMAS W. WHITE