Form 10-Q
period 1994-03-31
GTE HAWAIIAN TELEPHONE CO INC
filed 1994-05-12
CIK 46216

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended      March 31, 1994

                               or

[  ]  Transition Report Pursuant to Section 13 or  15(d)  of  the
Securities
    Exchange Act of 1934


For the transition period from                to


Commission File Number:    2-33059


               GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
         (Exact name of registrant as specified in its charter)

             Hawaii                                99-0049500
          (State       or       other       jurisdiction       of
(I.R.S. Employer
    Incorporation or organization)
Identification No.)


    1177 Bishop Street, Honolulu, Hawaii               96813
  (Address of principal executive offices)
(Zip Code)


Registrant's telephone number, including area code       808-546-
4511



(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES X   NO

The Company had 10,000,000 shares of $25 par value common stock outstanding at April 30, 1994.


  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES



                              INDEX


PART I.  FINANCIAL INFORMATION                              PAGE


    Condensed Consolidated Statements of Income . . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . .
. . . .                                                     2

    Condensed Consolidated Balance Sheets - Assets. . . . . . . .
. . . .                                                     4

    Condensed Consolidated Balance Sheets - Liabilities and
      Shareholder's Equity . . . . . . . . . . . . . . . . . . .
. . . .                                                     5

    Condensed Consolidated Statements of Cash Flows . . . . . . .
. . . .                                                     6

    Notes to Condensed Consolidated Financial Statements. . . . .
. . . .                                                     7


PART II.  OTHER INFORMATION


    Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     8

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     9

PART I.  FINANCIAL INFORMATION

  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended
                                                  March 31,
                                             1994       1993
                                           (Thousands of Dollars)
OPERATING REVENUES:
 Local network services                  $    54,227 $    52,082
 Network access services                      32,056      25,734
 Long distance services                       28,374      25,823
 Equipment sales and services                 17,969      20,850
 Other                                        28,684      28,632

                                             161,310     153,121




OPERATING EXPENSES:
 Cost of sales and services                   44,893      39,045
 Depreciation and amortization                27,762      24,990
 Marketing, selling, general and administrative        52,519
47,783

                                             125,174     111,818

 Net operating income                         36,136      41,303



OTHER (INCOME) DEDUCTIONS:
 Interest expense                              8,497       7,368
 Other - net                                     831        (332)



INCOME BEFORE INCOME TAXES                    26,808      34,267



INCOME TAXES                                  10,143      13,695



NET INCOME                               $    16,665 $    20,572


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (Parent Company).

See Notes to Condensed Consolidated Financial Statements.



                                1
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net  income  decreased 19% or $3.9 million for the  three  months
ended  March 31, 1994 compared to the same period in  1993.   The
decrease is primarily the result of higher operating expenses partially offset by higher revenues.

Operating Revenues

Operating revenues increased 5% or $8.2 million for the three months ended March 31, 1994 compared to the same period in 1993.

Local network service revenues increased 4% or $2.1 million for the first quarter of 1994 compared to the same period in 1993.
The increase reflects continued customer growth as reflected by an increase in access lines.

Network access service revenue increased 25% or $6.3 million for the first quarter of 1994 compared to the same period in 1993.
The increase is primarily due to higher carrier common line rates and a favorable pooling settlement.

Long distance service revenues increased 10% or $2.6 million for the first quarter of 1994 compared to the same period in 1993.
The increase is primarily attributable to increased usage and higher international revenues.

Equipment sales and services revenues decreased 14% or $2.9 million for the first quarter of 1994 compared to the same period in 1993. The decrease is primarily due to lower revenue from sales of large private branch exchanges and key telephone systems.

Operating Expenses

Operating  expenses increased 12% or $13.4 million for the  first
quarter  of  1994  compared  to the same  period  in  1993.   The
increase is primarily due to higher software costs and higher depreciation resulting from increased plant investments.

Other Expenses

Interest  expense  increased 15% or $1.1 million  for  the  first
quarter  of  1994  compared  to the same  period  in  1993.   The
increase is primarily due to higher average debt levels.










                                2
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Income tax decreased 26% or $3.6 million for the first quarter of
1994  compared  to  the  same period in 1993.   The  decrease  is
primarily due to lower pretax income.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first quarter of 1994 was cash flow from operating activities of $20 million compared to $36 million for the same period in 1993. The decrease primarily reflects lower revenues due to the timing differences in the payment of accounts payable.

Capital expenditures represent the largest use of funds during the first quarter of 1994 reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's capital expenditures the first quarter of 1994 were $50 million compared to $35 million during the same period in 1993. The Company's anticipated construction costs for 1994 are approximately $170 million.

Cash provided from financing activities was $19 million for the first quarter of 1994 compared to cash used for financing activities of $2 million for the same period in 1993. The Company increased short-term borrowings by $23 million primarily to fund capital additions. External financing included long-term borrowings of $123 million in the first quarter of 1993. The proceeds were used to retire short-term debt.

During   the   first   quarter  of  1994,   the   Company   began
implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video and data services.

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $3.9 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.








                                3
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                            March 31,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $     1,773 $       808
 Receivables, less allowances of
    $6,344 and $9,072, respectively          127,615     119,467
 Materials and supplies, at average cost       8,322       6,981
 Deferred income tax benefits                 14,644      14,203
 Prepayments and other                        16,519      14,924
    Total current assets                     168,873     156,383





PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             1,853,339   1,823,848
 Accumulated depreciation                   (697,086)
(678,175)
    Net property, plant and equipment      1,156,253   1,145,673





PREPAID PENSION                               99,536      96,209





OTHER ASSETS                                  25,518      27,680





    TOTAL ASSETS                         $ 1,450,180 $ 1,425,945






 See Notes to Condensed Consolidated Financial Statements.




                                4
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDER'S EQUITY


                                            March 31,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $   138,664  $
113,999
 Accounts payable                             20,823      50,227
 Accrued taxes                                15,697      10,141
 Accrued payroll and vacations                24,131      19,251
 Accrued interest                              6,764       7,285
 Accrued dividends                             5,000       5,000
 Accrued restructuring costs and other        68,687      69,694
   Total current liabilities                 279,766     275,597



LONG-TERM DEBT                               379,248     379,901



DEFERRED CREDITS, primarily deferred
 income taxes and investment tax credits     269,995     261,612



SHAREHOLDER'S EQUITY:
 Common stock                                250,000     250,000
 Other capital                                41,604      41,510
 Reinvested earnings                         229,567     217,325
   Total shareholder's equity                521,171     508,835





   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $ 1,450,180  $
1,425,945









 See Notes to Condensed Consolidated Financial Statements.




                                5
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Three Months Ended
                                                  March 31,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $    16,665 $    20,572

 Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization            27,762      24,990
     Deferred income taxes and investment
       tax credits                             5,432      (1,679)
     Provision for uncollectible accounts               1,380
3,477
     Changes in current assets and
       current liabilities                   (32,960)
(7,228)
     Other - net                               1,719      (4,251)
     Net cash from operating activities       19,998      35,881


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (50,301)
(34,614)
 Other - net                                  12,312        (230)
     Net cash used in investing activities            (37,989)
(34,844)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Common stock issued                              --      40,000
 Long-term debt issued                            --     123,466
 Long-term debt retired                         (585)
(917)
 Dividends paid to shareholder                (5,000)
- - --
 Net change in affiliate notes                 1,987       1,001
 Increase (decrease) in short-term debt       22,554    (165,107)
     Net cash provided from (used in)
       financing activities                   18,956      (1,557)


 Increase (decrease) in cash                     965        (520)

 Cash at beginning of period                     808       4,246

 Cash at end of period                   $     1,773 $     3,726




 See Notes to Condensed Consolidated Financial Statements.



                                6
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholder incorporated by reference in the Annual Report on Form 10-K.

(2) On May 11, 1993, the Company filed a general rate increase application with the Public Utilities Commission, requesting approval to increase intrastate revenues by $50.4 million. This represents a 15.9% increase over intrastate revenues for 1993 at current rates, and is the first rate increase application the Company has filed since 1985. The Company's rate restructure proposal and earnings review investigation were incorporated into a rate case docket. Hearings took place in March and April 1994. A final decision is expected in late 1994.

(3)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.



























                                7
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES


PART II.   OTHER INFORMATION


Items  1 through 5 are not applicable for the quarter ended March
31, 1994.

Item 6.  Exhibits and Reports on Form 8-K.

GTE  Hawaiian Telephone Company Incorporated filed  a  report  on
Form  8-K dated January 13, 1994 on January 14, 1994, under  Item
5, "Other Events." No financial statements were filed with this report.












































                                8
                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            GTE HAWAIIAN TELEPHONE COMPANY
INCORPORATED
                                        (Registrant)






Date:   May 12, 1994                  WILLIAM M. EDWARDS, III
                                      WILLIAM M. EDWARDS, III
                                          Controller
                                    (Chief Accounting Officer)






























                                9