Form 10-Q
period 1994-06-30
GTE HAWAIIAN TELEPHONE CO INC
filed 1994-08-12
CIK 46216

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended      June 30, 1994

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

                                                 YES X   NO

The Company had 10,000,000 shares of $25 par value common stock outstanding at July 31, 1994.


  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES



                              INDEX


PART I.  FINANCIAL INFORMATION                              PAGE


    Condensed Consolidated Statements of Income . . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . .
. . . .                                                     2

    Condensed Consolidated Balance Sheets - Assets. . . . . . . .
. . . .                                                     5

    Condensed Consolidated Balance Sheets - Liabilities and
      Shareholder's Equity . . . . . . . . . . . . . . . . . . .
. . . .                                                     6

    Condensed Consolidated Statements of Cash Flows . . . . . . .
. . . .                                                     7

    Notes to Condensed Consolidated Financial Statements. . . . .
. . . .                                                     8


PART II.  OTHER INFORMATION


    Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     9

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .10

PART I.  FINANCIAL INFORMATION

  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              Three Months Ended            Six
Months Ended
                                   June 30,           June 30,
                              1994      1993      1994      1993
                                       (Thousands of Dollars)
OPERATING REVENUES:
 Local network services     $  57,043 $  52,333 $ 111,270 $ 104,415
 Network access services       32,265    27,050    64,321    52,784
 Long distance services        30,973    26,532    59,347    52,355
 Equipment sales and services          22,054    24,336    40,023
45,186
 Other                         11,180     9,501    39,864    38,133

                              153,515   139,752   314,825   292,873


OPERATING EXPENSES:
 Cost of sales and services    44,510    40,153    89,403    79,198
 Depreciation and amortization         26,884    26,109    54,646
51,099
 Marketing, selling, general and
   administrative              58,807    43,520   111,326    91,303

                              130,201   109,782   255,375   221,600

 Net operating income          23,314    29,970    59,450    71,273


OTHER (INCOME) DEDUCTIONS:
 Interest expense               8,752     7,768    17,249    15,136
 Other - net                     (309)             (140)        522
(472)


INCOME BEFORE INCOME TAXES     14,871    22,342    41,679    56,609


INCOME TAXES                    4,640     8,448    14,783    22,143


NET INCOME                  $  10,231 $  13,894 $  26,896 $  34,466





Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (Parent Company).

See Notes to Condensed Consolidated Financial Statements.


                                1
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income decreased 26% or $3.7 million for the three months and 22% or $7.6 million for the six months ended June 30, 1994 compared to the same periods in 1993. The decreases are primarily the result of higher operating expenses, a settlement gain on the enhanced early retirement and voluntary separation programs offered to eligible employees during the second quarter of 1993 partially offset by higher revenues.

Operating Revenues

Operating revenues increased 10% or $13.8 million for the three months and 8% or $22.0 million for the six months ended June 30, 1994.

Local network service revenues increased 9% or $4.7 million for the three months and 7% or $6.9 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are primarily due to continued customer growth as reflected by an increase in access lines and higher revenue from the start up of 911 service in the second quarter of 1994.

Network access service revenue increased 19% or $5.2 million for the three months and 22% or $11.5 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are primarily the result of higher carrier common line rates, favorable pooling settlements and increased minutes of use.

Long distance service revenues increased 17% or $4.4 million for the three months and 13% or $7.0 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are primarily attributable to increased usage and higher international revenues.

Equipment sales and services revenues decreased 9% or $2.3 million for the three months and 11% or $5.2 million for the six months ended June 30, 1994 compared to the same periods in 1993. The decreases are primarily due to lower revenue from sales of large private branch exchanges.

Other operating revenues increased 18% or $1.7 million for the three months and 5% or $1.7 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are primarily due to lower provisions for uncollectible accounts partially offset by lower directory advertising revenue in the first quarter reflecting a change in the life of directories and the timing of publication dates.









                                2
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Operating Expenses

Operating expenses increased 19% or $20.4 million for the three months and 15% or $33.8 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are primarily the result of a settlement gain on the enhanced early retirement and voluntary separation programs offered to eligible employees during the second quarter of 1993, higher software costs, higher information management costs, and higher depreciation resulting from increased plant investments.

Other Expenses

Interest expense increased 13% or $1.0 million for the three months and 14% or $2.1 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are due to higher average debt levels.

Income taxes decreased 45% or $3.8 million for the three months and 33% or $7.4 million for the six months ended June 30, 1994 compared to the same periods in 1993. The decreases are primarily attributable to the decrease in pretax income and a larger portion of income from nontaxable foreign operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first six months of 1994 was cash flow from operating activities of $61.9 million compared to $62.7 million for the same period in 1993.

Capital expenditures represent a significant use of funds during the first six months of 1994 and 1993 reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's capital expenditures during the first six months of 1994 were $84.0 million compared to $68.3 million during the same period in 1993. The Company's anticipated construction costs for 1994 are approximately $170.0 million.

Cash provided from financing activities was $26.3 million for the first six months of 1994 compared to $5.2 million for the same period in 1993. The Company increased short-term borrowings by $37.5 million primarily to fund capital additions. External financing included the issuance of long-term borrowings of $123 million in the first six months of 1993. The proceeds were used to primarily retire short-term debt. Dividends of $10.0 million were paid to shareholders in 1994 compared to $14.9 million in 1993.







                                3
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


During the second quarter of 1994, the Company continued implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video and data services. Cash requirements for the implementation of the re-engineering plan during 1994 are expected to be largely offset by cost savings.

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $2.8 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

































                                4
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                            June 30, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $     6,730 $       808
 Receivables, less allowances of
    $7,923 and $9,072, respectively          131,561     119,467
 Materials and supplies, at average cost       3,860       6,981
 Deferred income tax benefits                 15,085      14,203
 Prepayments and other                        16,872      14,924
    Total current assets                     174,108     156,383





PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             1,857,625   1,823,848
 Accumulated depreciation                   (683,345)
(678,175)
    Net property, plant and equipment      1,174,280   1,145,673





PREPAID PENSION                              105,434      96,209





OTHER ASSETS                                  25,215      27,680





    TOTAL ASSETS                         $ 1,479,037 $ 1,425,945






 See Notes to Condensed Consolidated Financial Statements.




                                5
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDER'S EQUITY


                                            June 30, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $   151,368  $
113,999
 Accounts payable                             26,406      50,227
 Accrued taxes                                16,867      10,141
 Accrued payroll and vacations                23,471      19,251
 Accrued interest                              7,297       7,285
 Accrued dividends                             6,938       5,000
 Accrued restructuring costs and other        62,737      69,694
   Total current liabilities                 295,084     275,597



LONG-TERM DEBT                               378,911     379,901



DEFERRED CREDITS, primarily deferred
 income taxes and investment tax credits     280,871     261,612



SHAREHOLDER'S EQUITY:
 Common stock                                250,000     250,000
 Other capital                                41,566      41,510
 Reinvested earnings                         232,605     217,325
   Total shareholder's equity                524,171     508,835





   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $ 1,479,037  $
1,425,945









 See Notes to Condensed Consolidated Financial Statements.




                                6
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Six Months Ended
                                                  June 30,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $    26,896 $    34,466

 Adjustments to reconcile net income to
   net cash from operating activities:
   Depreciation and amortization              54,646      51,099
   Deferred income taxes and investment
     tax credits                               9,884      (3,383)
   Provision for uncollectible accounts        2,095       5,353
   Changes in current assets and
     current liabilities                     (32,836)
(6,671)
   Other  - net                                1,192     (18,187)
   Net cash from operating activities         61,877      62,677


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (84,005)
(68,335)
 Other - net                                   1,784      (1,759)
   Net cash used in investing activities     (82,221)
(70,094)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Common stock issued                              --      40,000
 Long-term debt issued                            --     123,466
 Long-term debt retired                       (1,228)
(12,504)
 Dividends paid to shareholder               (10,000)
(14,850)
 Increase (decrease) in short-term debt       37,494    (130,886)
   Net cash provided from financing activities         26,266
5,226


 Increase (decrease) in cash                   5,922      (2,191)

 Cash at beginning of period                     808       4,246

 Cash at end of period                   $     6,730 $     2,055






 See Notes to Condensed Consolidated Financial Statements.



                                7
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

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

(2) On May 11, 1993, the Company filed a general rate increase application with the Public Utilities Commission of the State of Hawaii (PUC) requesting approval to increase intrastate revenues by $50.4 million. This represents a 15.9% increase over intrastate revenues for 1993 at current rates, and is the first rate increase application the Company has filed since 1985. The Company's rate restructure proposal and earnings review investigation were incorporated into a rate case docket. Hearings took place in March and April 1994. A final decision is expected in late 1994.

(3)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.



























                                8
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES


PART II.   OTHER INFORMATION


Items  1 through 6 are not applicable for the quarter ended  June
30, 1994.


















































                                9
                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            GTE HAWAIIAN TELEPHONE COMPANY
INCORPORATED
                                        (Registrant)






Date:   August 12, 1994               WILLIAM M. EDWARDS, III
                                      WILLIAM M. EDWARDS, III
                                          Controller
                                    (Chief Accounting Officer)





























                               10