Form 10-Q
period 1994-09-30
GTE HAWAIIAN TELEPHONE CO INC
filed 1994-11-10
CIK 46216

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended      September 30, 1994

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

                                                 YES X   NO

The Company had 10,000,000 shares of $25 par value common stock outstanding at October 31, 1994.


  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES



                              INDEX


PART I.  FINANCIAL INFORMATION                              PAGE


    Condensed Consolidated Statements of Income . . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . .
. . . .                                                     2

    Condensed Consolidated Balance Sheets - Assets. . . . . . . .
. . . .                                                     6

    Condensed Consolidated Balance Sheets - Liabilities and
      Shareholder's Equity . . . . . . . . . . . . . . . . . . .
. . . .                                                     7

    Condensed Consolidated Statements of Cash Flows . . . . . . .
. . . .                                                     8

    Notes to Condensed Consolidated Financial Statements. . . . .
. . . .                                                     9


PART II.  OTHER INFORMATION


    Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . .
. . .  10

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .11

PART I.  FINANCIAL INFORMATION

  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                              Three Months Ended            Nine
Months Ended
                                 September 30,
September 30,
                              1994      1993      1994      1993
                                       (Thousands of Dollars)
OPERATING REVENUES:
 Local network services     $  56,564 $  56,074 $ 167,834 $ 160,489
 Network access services       31,799    29,739    96,120    82,523
 Long distance services        33,144    30,474    92,491    82,829
 Equipment sales and services          19,422    22,397    59,445
67,583
 Other                            180    (1,271)           40,044
36,862

                              141,109   137,413   455,934   430,286


OPERATING EXPENSES:
 Cost of sales and services    40,005    41,254   129,408   120,452
 Depreciation and amortization         28,267    26,562    82,913
77,661
 Marketing, selling, general and
   administrative              60,639    51,125   171,965   142,428

                              128,911   118,941   384,286   340,541

 Net operating income          12,198    18,472    71,648    89,745


OTHER (INCOME) DEDUCTIONS:
 Interest expense               9,168     7,826    26,417    22,962
 Other - net                     (583)              (14)        (61)
(486)


INCOME BEFORE INCOME TAXES      3,613    10,660    45,292    67,269


INCOME TAXES                      545     3,997    15,328    26,140


NET INCOME                  $   3,068 $   6,663 $  29,964 $  41,129






Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (Parent Company).

See Notes to Condensed Consolidated Financial Statements.

                                1
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income was $3.1 million for the three months and $29.9 million for the nine months ended September 30, 1994 as compared to $6.7 million and $41.1 million for the same periods in 1993. Net income decreased 54% or $3.6 million for the three months and 27% or $11.2 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The decrease for the third quarter is the result of higher operating expenses, partially offset by higher revenues. The year-to-date decrease is due to the higher operating expenses mentioned above, and the recognition of a settlement gain on the enhanced early retirement and voluntary separation programs offered to eligible employees during the second quarter of 1993 partially offset by higher revenues.

Operating Revenues

Operating revenues increased 3% or $3.7 million for the three months and 6% or $25.6 million for the nine months ended
September 30, 1994.

Local network service revenues were essentially unchanged for the three months and increased 5% or $7.3 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily due to continued customer growth as reflected by an increase in access lines and higher revenue from the start up of 911 service in the second quarter of 1994.

Network access service revenues increased 7% or $2.1 million for the three months and 16% or $13.6 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily the result of increased minutes of use and favorable pooling settlements.

Long distance service revenues increased 9% or $2.7 million for the three months and 12% or $9.7 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily attributable to increased usage and higher international toll revenues.

Equipment sales and services revenues decreased 13% or $3.0 million for the three months and 12% or $8.1 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The decreases are primarily due to lower revenue from sales of large private branch exchanges.

Other operating revenues increased $1.5 million for the three months ended and $3.2 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily due to lower provisions for uncollectible accounts partially offset by lower directory advertising revenue year-to-date reflecting a change in the timing of publication dates.






                                2
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Operating Expenses

Operating expenses increased 8% or $10.0 million for the three months and 13% or $43.7 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The third quarter increase is primarily the result of higher depreciation resulting from increased plant investment, higher software costs and the final resolution of certain settlement activities. The year-to-date increase is due to higher operating expenses mentioned above and a settlement gain on the enhanced early retirement and voluntary separation programs recorded in the second quarter of 1993.

Restructuring

As previously reported, during the fourth quarter of 1993, the Company recorded a one-time, pretax restructuring charge of $78.2 million primarily for incremental costs related to implementation of its three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and reduce costs.

In connection with the re-engineering plan, in the first nine months of 1994 expenditures of $4.7 million were incurred and charged to the restructuring reserve. These costs primarily reflect costs associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1994 and throughout 1995. There have been no significant changes made to the overall re-engineering plan as originally reported.

Other (Income) Deductions

Interest  expense  increased 17% or $1.3 million  for  the  three months  and  15%  or  $3.5  million for  the  nine  months  ended
September  30, 1994 compared to the same periods  in  1993.   The
increases are due to higher average debt levels.

Income taxes decreased 86% or $3.5 million for the three months and 41% or $10.8 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The decreases are primarily attributable to decreases in pretax income and a larger portion of income from foreign operations.










                                3
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first nine months of 1994 was cash flow from operating activities of $87.3 million compared to $96.9 million for the same period in 1993. The decrease primarily reflects the timing difference in the payment of taxes and decreased results from operations.

The Company's capital expenditures during the first nine months of 1994 were $130.6 million compared to $111.8 million during the same period in 1993, reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's anticipated construction costs for 1994 are approximately $175 million.

Cash provided from financing activities was $45.1 million for the first nine months of 1994 compared to $15.6 million for the same period in 1993. During the first nine months, the Company increased short-term borrowings by $73.8 million primarily to fund capital additions. Dividends of $16.9 million were paid to shareholders in 1994 compared to $20.0 million in 1993.

During  the  third quarter of 1994, the Company's long-term  debt rating was reduced to "A" from "A+" by one of its rating agencies. This remains a strong investment grade rating. The Company's long-term debt ratings were not changed by other agencies. The Company believes that its present ratings provide it the financial flexibility necessary to fund its operations and construction program.

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
















                                4
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


OTHER MATTERS

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators. In the event that recoverability of these costs becomes unlikely or uncertain, whether resulting from actual or anticipated increases in competition or specific regulatory, legislative or judical actions, continued application of FAS 71 would no longer be appropriate. If the Company no longer qualifies for the provisions of FAS 71, the financial effects of the required accounting change (which would be non-cash) could be material.





































                                5
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                         September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $     6,401 $       808
 Receivables, less allowances of
    $9,159 and $9,072, respectively          133,733     119,467
 Materials and supplies, at average cost       4,659       6,981
 Deferred income tax benefits                 19,649      14,203
 Prepayments and other                        14,050      14,924
    Total current assets                     178,492     156,383





PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             1,884,406   1,823,848
 Accumulated depreciation                   (689,724)
(678,175)
    Net property, plant and equipment      1,194,682   1,145,673





PREPAID PENSION COST                         110,119      96,209





OTHER ASSETS                                  27,908      27,680





    TOTAL ASSETS                         $ 1,511,201 $ 1,425,945






 See Notes to Condensed Consolidated Financial Statements.




                                6
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDER'S EQUITY


                                         September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $   182,455  $
113,999
 Accounts payable                             24,927      50,227
 Accrued taxes                                24,297      10,141
 Accrued payroll and vacations                21,760      19,251
 Accrued interest                              6,842       7,285
 Accrued dividends                             3,693       5,000
 Accrued restructuring costs and other        56,909      69,694
   Total current liabilities                 320,883     275,597



LONG-TERM DEBT                               373,632     379,901



DEFERRED CREDITS AND RESERVES, primarily
 deferred income taxes, investment tax
 credits and restructuring costs             293,068     261,612


SHAREHOLDER'S EQUITY:
 Common stock                                250,000     250,000
 Other capital                                41,639      41,510
 Reinvested earnings                         231,979     217,325
   Total shareholder's equity                523,618     508,835





   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $ 1,511,201  $
1,425,945









 See Notes to Condensed Consolidated Financial Statements.




                                7
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Nine Months Ended
                                                September 30,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $    29,964 $    41,129
 Adjustments to reconcile net income to
   net cash from operating activities:
   Depreciation and amortization              82,913      77,661
   Deferred income taxes and investment
     tax credits                               5,989      (5,075)
   Provision for uncollectible accounts        3,919      10,069
   Changes in current assets and
     current liabilities                     (36,852)
(2,935)
   Other  - net                                1,348     (23,976)
   Net cash from operating activities         87,281      96,873


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                       (130,619)
(111,800)
 Other - net                                   3,853      (1,860)
   Net cash used in investing activities    (126,766)
(113,660)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Common stock issued                              --      40,000
 Long-term debt issued                            --     123,466
 Long-term debt retired                      (11,825)
(19,256)
 Dividends paid to shareholder               (16,938)
(20,036)
 Increase (decrease) in short-term debt       73,841    (108,567)
   Net cash from financing activities         45,078      15,607


 Increase (decrease) in cash                   5,593      (1,180)

 Cash at beginning of period                     808       4,246

 Cash at end of period                   $     6,401 $     3,066





 See Notes to Condensed Consolidated Financial Statements.





                                8
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

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

(2) On May 11, 1993, the Company filed a general rate increase application with the Public Utilities Commission of the State of Hawaii (PUC) requesting approval to increase intrastate revenues by $50.4 million. This represents a 15.9% increase over intrastate revenues for 1993 at current rates, and is the first rate increase application the Company has filed since 1985. The Company's rate restructure proposal and earnings review investigation were incorporated into a rate case docket. Hearings took place in March and April 1994. On October 14, 1994, the Company filed a Notice of Intent to file a rate case with the PUC in late December 1994. The Company also filed a Motion for Waiver of Commission Rules and for Approval of 1995 Test Year.

(3)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.

























                                9
  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES


PART II.   OTHER INFORMATION


Item 6.  Exhibits And Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (27)  Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the third quarter of 1994.











































                                10
                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                            GTE HAWAIIAN TELEPHONE COMPANY
INCORPORATED
                                        (Registrant)






Date:   November 10, 1994             WILLIAM M. EDWARDS, III
                                      WILLIAM M. EDWARDS, III
                                          Controller
                                    (Chief Accounting Officer)