Form 10-K405
GTE HAWAIIAN TELEPHONE CO INC
filed 1995-03-30
CIK 46216

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended         December 31, 1994

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                  to
                              ------------------  -----------------

Commission File Number                   2-33059

                   GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            HAWAII                                                99-0049500
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

1177 BISHOP STREET, HONOLULU, HAWAII                                 96813
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

Registrant's telephone number, including area code           808-546-4511

Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                          WHICH REGISTERED
       NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                             YES   X    NO
                                                  ---       ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
           ---

THE COMPANY HAD 10,000,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1995. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

THE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

Item                                                                                                      Page
----                                                                                                      ----

PART I

         1.       Business                                                                                  1

         2.       Properties                                                                                4

         3.       Legal Proceedings                                                                         4

         4.       Submission of Matters to a Vote of Security Holders                                       4

PART II

         5.       Market for the Registrant's Common Equity and Related
                  Shareholder Matters                                                                       5

         6.       Selected Financial Data                                                                   6

         7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                       7

         8.       Financial Statements and Supplementary Data                                              13

         9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                      33

PART III

The following items have been omitted in accordance with the relief provisions under General Instruction J of Form 10-K:

         10.      Directors and Executive Officers of the Registrant

         11.      Executive Compensation

         12. Security Ownership of Certain Beneficial Owners and Management

         13.      Certain Relationships and Related Transactions

PART IV

         14.      Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                                                              34

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

The Company provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service on each island in Hawaii and long distance service among the islands. InterLATA (Local Access Transport Area) services between Hawaii and domestic points within the United States are provided by interexchange (long distance) common carriers which connect to the Company's local facilities for call origination and termination. The Company provides interLATA service between Hawaii and international termination points in competition with these carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. End user business and residential customers are also charged access charges for access to the facilities of the long distance carriers. The Company also earns other revenues by leasing interexchange plant facilities to interexchange carriers, primarily AT&T Corp. The number of access lines served by the Company has grown steadily from 594,642 on January 1, 1990 to 749,023 on December 31, 1994.

The Company's principal line of business is providing telecommunication services. These services fall into five major classes: local network, network access, long distance, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                                                       Years Ended December 31
                                                            -------------------------------------------
                                                            1994                1993               1992
                                                            ----                ----               ----
                                                                       (Thousands of Dollars)
Local Network Services                                    $ 225,913          $ 214,627           $ 203,908
% of Total Revenues                                              38%                38%                37%

Network Access Services                                   $ 128,840          $ 112,712           $ 107,347
% of Total Revenues                                              22%                20%                19%

Long Distance Services                                    $ 121,871          $ 106,867           $ 111,254
% of Total Revenues                                              20%                19%                20%

Equipment Sales and Services                              $  81,484          $  95,653           $ 101,948
% of Total Revenues                                              13%                17%                18%

Other                                                     $  40,819          $  35,030           $  34,565
% of Total Revenues                                               7%                 6%                 6%

At December 31, 1994, the Company had 3,240 employees. The Company has written agreements with the International Brotherhood of Electrical Workers (IBEW) covering substantially all non-management employees. In 1994, the contracts with the IBEW expired. An agreement has not yet been reached and negotiations will continue during 1995.

  Telephone Competition and Regulatory Developments

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

The Company is subject to regulation by the Public Utilities Commission (PUC) of the State of Hawaii as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate and international business operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 10 of the Company's consolidated financial statements included in Item 8.

During 1994, the Company began implementation of a three-year $78 million re-engineering plan. In the initial year of the plan, $18 million was expended to implement this program. These expenditures were primarily associated with the consolidation of certain customer service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. The overall re-engineering plan remains on schedule and is expected to be completed by the end of 1996. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communications Services (PCS). PCS will compete with the Company's traditional wireline services.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. In 1994, GTE announced plans to build a new video network over the next 10 years which will pass seven million homes in 66 key GTE markets. GTE has requested FCC approval to construct facilities in the initial three markets, including Honolulu, Hawaii, and expects to begin construction in 1995.

On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE has the right to provide video programming to its in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Honolulu, Hawaii, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the markets the Company serves.

Many states are currently investigating whether to authorize local and toll competition. Several have concluded that competition is in the public interest and five states, not including Hawaii, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle intraLATA toll calls.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the Company may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. The Company may, within certain ranges, price individual services above or below the overall cap.

Under its price cap regulatory plan, the FCC adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering prospective prices.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under negotiated terms and conditions. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improves the LEC's ability to compete with alternative access providers.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint and GTE Spacenet (both since divested), prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. However, the Company is permitted to provide services between Hawaii and international points. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

Item 2.  Properties

The Company's property consists of network facilities (79%), company facilities (13%), customer premises equipment (2%) and other (6%). From January 1, 1990 to December 31, 1994, the Company made gross property additions of $800 million and property retirements of $300 million. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.

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

TRANSFER AGENT AND REGISTRAR

The Transfer Agent and Registrar for the Company's common stock is the First National Bank of Boston.

GTE Corporation
C/O Bank of Boston
P.O. Box 9191
Boston, MA 02205-9191

10-K REPORT

A copy of the 1994 annual report on Form 10-K filed with the Securities and Exchange Commission may be obtained by writing to:

GTE Telephone Operations
External Reporting
P.O. Box 407, MC:  INAAACG
Westfield, IN  46074
(317)896-6464

PARENT COMPANY ANNUAL REPORT

A copy of the 1994 annual report of our parent company may be obtained by writing to:

GTE Corporation
Corporate Secretary's Office
One Stamford Forum
Stamford, CT  06904

                         Item 6. Selected Financial Data

          GTE Hawaiian Telephone Company Incorporated and Subsidiaries

                                                         For the years ended December 31,
                                          -------------------------------------------------------------------
                                             1994      1993(b)           1992           1991          1990
                                          ---------- ----------       ----------     ----------    ----------
                                                               (Thousands of Dollars)
SELECTED INCOME STATEMENT ITEMS (a)

Operating revenues                        $  598,927  $  564,889       $  559,022     $  545,910    $  539,283
Operating expenses                           518,857     548,891          461,640        449,700       443,089
                                          ----------  ----------       ----------     ----------    ----------

Net operating income                          80,070      15,998           97,382         96,210        96,194
Interest expense                              36,104      31,660           29,214         33,843        30,811
Other - net                                    1,554        (755)             350           (446)        1,405
Income tax provision (benefit)                12,613      (9,865)          24,228         16,115        12,015
                                          ----------  -----------      ----------     ----------    ----------
Net income (loss)                         $   29,799  $   (5,042)      $   43,590     $   46,698    $   51,963
                                          ==========  ===========      ==========     ==========    ==========

Dividends declared on common stock        $   15,631  $   29,768       $   35,189     $   38,584    $   43,456

--------------------------------------------------------------------------------------------------------------
                                                                As of December 31,
                                          --------------------------------------------------------------------
                                             1994       1993             1992           1991          1990
                                          ----------  ----------       ----------     ----------    ----------
                                                               (Thousands of Dollars)
SELECTED BALANCE SHEET ITEMS

Investment in property, plant
  and equipment - net                     $1,205,827  $1,145,673       $1,053,127     $  983,243    $  944,095
Total assets                               1,527,249   1,425,945        1,281,007      1,224,682     1,121,529
Long-term debt                               371,840     379,901          401,475        345,409       310,765
Common stock, reinvested
  earnings and other capital                 523,436     508,835          503,548        495,549       418,652

--------------------------------------------------------------------------------------------------------------
                                                                As of December 31,
                                          --------------------------------------------------------------------
                                             1994       1993             1992           1991          1990
                                          ----------  ----------       ----------     ----------    ----------
SELECTED STATISTICS

Access lines                                 749,023     725,029          681,171        659,844       630,885
Access line gain                              23,994      43,858           21,327         28,959        36,243
Net investment in property, plant
  and equipment per access line           $    1,610  $    1,580       $    1,546     $    1,490    $    1,496
Number of employees                            3,240       3,320            3,887          4,099         4,185
Access lines per employee                        231         218              175            161           151
Capital expenditures (thousands)          $  174,271  $  191,837       $  158,119     $  137,440    $  136,104
--------------------------------------------------------------------------------------------------------------



(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

(b) Net operating income in 1993 included a $78.3 million pretax charge for restructuring costs which reduced net income by $48.2 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OPERATIONS

GTE Hawaiian Telephone Company Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides a full range of telecommunications products and services in Hawaii and in the Pacific and Asia. The Company's majority-owned subsidiary, Micronesian Telecommunications Corporation (MTC), is headquartered on Saipan and provides local and international telecommunications services on the islands of Saipan, Tinian and Rota.

RESULTS OF OPERATIONS

Net income was $30 million in 1994 compared to a net loss of $5 million in 1993. The 1993 loss included a one-time after-tax charge of $48 million to restructure operations and a one-time after-tax gain of $5 million associated with the enhanced early retirement and voluntary separation programs completed during the second quarter of 1993.

Excluding these special items, net income decreased 21% or $8 million in 1994 and 14% or $6 million in 1993. The 1994 decrease is primarily the result of a decrease in equipment sales and service revenues and increases in depreciation and amortization expenses and data processing costs, partially offset by higher local network, network access and long distance service revenues. The 1993 decrease was primarily the result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993.

  OPERATING REVENUES

Operating revenues were $599 million in 1994 and $565 million in 1993. Operating revenues increased 6% or $34 million in 1994 and increased 1% or $6 million in 1993.

Local network services revenues are comprised mainly of fees charged to customers for providing local exchange service. Local network service revenues were $226 million and $215 million in 1994 and 1993, respectively. This reflects increases of 5% or $11 million in both 1994 and 1993. These increases are primarily due to continued customer growth as reflected by access line increases of 3% in 1994 and 6% in 1993 and increased revenues from custom calling and other enhanced features.

Network access service revenues are fees charged to interexchange carriers that use the local telecommunication network to provide long-distance services to their customers. In addition, end users pay access fees to connect to the local network to obtain long-distance service. These revenues were $129 million and $113 million in 1994 and 1993, respectively. This reflects increases of 14% or $16 million in 1994 and 5% or $5 million in 1993. These increases are primarily the result of increases in minutes of use of 10% and 4% in 1994 and 1993, respectively.

The Company's revenues for long distance services from designated geographical areas are provided under revenue sharing arrangements with various telephone companies. Long distance service revenues were $122 million and $107 million in 1994 and 1993, respectively. These revenues increased 14% or $15 million in 1994 and decreased 4% or $4 million in 1993. The 1994 increase is primarily attributable to increased customer usage of both domestic and international toll services. The 1993 decrease was primarily due to a decline in international toll volumes.

Equipment sales and services revenues consist of the sale, lease, installation and maintenance of customer premises equipment. These revenues were $81 million and $96 million in 1994 and 1993, respectively. This reflects decreases of 16% or $15 million in 1994 and 6% or $6 million in 1993. The 1994 decrease is primarily due to lower revenues from sales of large private branch exchanges. The 1993 decrease was primarily due to the settlement of a large government contract in 1992, partially offset by additional international contracts in 1993.

Other operating revenues were $41 million and $35 million in 1994 and 1993, respectively. This represents an increase of 17% or $6 million in 1994 and virtually no change in 1993. The 1994 increase is primarily due to lower provisions for uncollectible accounts partially offset by lower directory advertising revenues.

  OPERATING EXPENSES

Cost of sales and services were $172 million in 1994 and $167 million in 1993. This reflects increases of 3% or $5 million in 1994 and 4% or $6 million in 1993. The 1994 increase is primarily due to higher installation and maintenance expenses. The 1993 increase was due to the adoption of SFAS No. 106 effective January 1, 1993. The 1993 increase was partially offset by lower product sales costs and the result of benefits of ongoing quality and cost control programs, modernization of facilities, and a reduction in workforce.

Depreciation and amortization expenses were $116 million and $104 million in 1994 and 1993, respectively. This reflects increases of 12% or $12 million in 1994 and 7% or $7 million in 1993. These increases are primarily due to an increase in plant investments and increased amortization.

Marketing, selling, general and administrative expenses were $231 million and $199 million in 1994 and 1993, respectively, including the 1993 one-time before-tax settlement gain of $8 million, discussed earlier, associated with the enhanced early retirement and voluntary separation programs completed in the second quarter of 1993. Excluding this gain, marketing, selling, general and administrative expenses increased 12% or $24 million in 1994 and 2% or $4 million in 1993. The 1994 increase is primarily the result of higher general and administrative costs, including $14.8 million of one-time adjustments primarily relating to interexchange settlement activity, and higher payments associated with taxes and insurance. The 1993 increase was primarily due to costs associated with the adoption of SFAS No. 106, partially offset by lower advertising costs.

  OTHER (INCOME) DEDUCTIONS

Interest expense was $36 million and $32 million in 1994 and 1993, respectively. This reflects increases of 14% or $4 million in 1994 and 8% or $2 million in 1993. These increases are due to higher average debt levels.

Income tax expense was $12.6 million in 1994 compared to an income tax benefit of $9.9 million in 1993. This reflects an increase of $22.5 million in 1994 compared to a decrease of $34.1 million in 1993. The changes are primarily due to corresponding changes in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $2.8 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds was cash flow from operations of $110 million in 1994 and $141 million in 1993. The decrease of 22% or $31 million in 1994 is primarily due to unfavorable timing of tax payments and a decrease in results from operations.

Capital expenditures represented the largest use of funds during 1994 and 1993 reflecting the Company's continued growth in access lines and modernization of current facilities and provisioning of new products and services. The Company's capital expenditures during 1994 were $174 million compared to $192 million in 1993. In 1995, capital expenditures are expected to increase slightly from the 1994 level, reflecting deployment of new technologies.

Cash provided from financing activities was $69 million in 1994 compared to $52 million in 1993. The Company issued $125 million of 6.75% First Mortgage Bonds in 1993 and $40 million of common stock. The proceeds were used to retire short-term debt. The Company retired $13 million in long-term debt in 1994 compared to $19 million in 1993. Net short-term debt borrowings were $102 million in 1994 compared to net reductions of $68 million in 1993.

During the fourth quarter of 1994, the Company's long-term debt rating was reduced to "A-" from "A" by one of its rating agencies. During the third quarter of 1994, the Company's long-term debt rating was reduced to "A" from "A+" by one of its rating agencies. These remain strong investment grade ratings. The Company's long-term debt ratings were not changed by other rating agencies. The Company believes that its present ratings provide it the financial flexibility necessary to fund its operations and construction program.

REGULATORY AND COMPETITIVE TRENDS

  REGULATORY DEVELOPMENTS

Fundamental changes continue to significantly impact the telecommunications industry. During 1994, telecommunications legislation that would have changed the way the industry does business passed the House of Representatives, but was subsequently withdrawn from consideration. Telecommunications legislation has been introduced again in 1995.

Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has also continued. Regulatory authorities have adopted various alternative forms of regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the markets the Company serves.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under negotiated terms and conditions. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

Further information regarding the Company's activities with the various regulatory agencies is discussed in Note 10 of the Company's consolidated financial statements included in Item 8.

  COMPETITION

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. Today, the Company is subject to competition from numerous sources, including competitive access providers for network access services, specialized communications companies that have constructed new systems in certain markets to bypass the local exchange network and cellular telephone companies. Competition from IXCs, wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communications Services (PCS). PCS will compete with the Company's traditional wireline services.

The Company supports greater competition in telecommunications provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

  INITIATIVES

The increasingly competitive environment provides the Company with both challenges and opportunities. In order to respond aggressively to these competitive developments and benefit from the new opportunities, the Company has embarked on a series of initiatives.

One such initiative involves the implementation of the Company's $78 million re-engineering plan. During 1994, the initial year of the three-year plan, $18 million was expended as significant progress was made in implementing this program. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. In 1994, GTE announced plans to build a new video network over the next 10 years which will pass seven million homes in 66 key GTE markets. GTE has requested FCC approval to construct facilities in the initial three markets, including Honolulu, Hawaii, and expects to begin construction in 1995.

On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE has the right to provide video programming to its in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Honolulu, Hawaii, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

  REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic and technological lives. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery in the future. Consequently, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises. On an ongoing basis, the Company reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment. Although recent developments suggest that the telecommunications industry will become increasingly competitive, the degree to which regulatory oversight of LECs, including the Company, will be lifted and competition will be permitted to establish the cost of service to the consumer is uncertain. As a result, the Company continues to believe that accounting under SFAS No. 71 is appropriate. If the Company were to determine that the use of SFAS No. 71 was no longer appropriate, it would be required to write-off the deferred costs and obligations referred to above. It may also be necessary for the Company to reduce the carrying value of its plant and equipment to the extent that it exceeds fair market value. At this time, it is not possible to estimate the amount of the Company's plant and equipment, if any, that would be considered unrecoverable in such circumstances. The financial impact of such a determination, however, which would be non-cash, could be material.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

                        CONSOLIDATED STATEMENTS OF INCOME
          GTE Hawaiian Telephone Company Incorporated and Subsidiaries

Years ended December 31                                            1994                1993                1992
-----------------------                                         ----------          ----------          -------
                                                                              (Thousands of Dollars)
OPERATING REVENUES (a):
   Local network services                                       $  225,913          $  214,627          $  203,908
   Network access services                                         128,840             112,712             107,347
   Long distance services                                          121,871             106,867             111,254
   Equipment sales and services                                     81,484              95,653             101,948
   Other                                                            40,819              35,030              34,565
                                                                ----------          ----------          ----------
                                                                   598,927             564,889             559,022
                                                                ----------          ----------          ----------
OPERATING EXPENSES (b):
   Cost of sales and services                                      171,646             167,211             160,836
   Depreciation and amortization                                   116,478             104,202              97,318
   Marketing, selling, general and
     administrative                                                230,733             199,203             203,486
   Restructuring costs                                                  --              78,275                  --
                                                                ----------          ----------          ----------
                                                                   518,857             548,891             461,640
                                                                ----------          ----------          ----------

NET OPERATING INCOME                                                80,070              15,998              97,382
                                                                ----------          ----------          ----------

OTHER (INCOME) DEDUCTIONS:
   Interest expense                                                 36,104              31,660              29,214
   Other - net                                                       1,554                (755)                350
                                                                ----------          ----------          ----------

INCOME (LOSS) BEFORE INCOME TAXES                                   42,412             (14,907)             67,818
                                                                ----------          ----------          ----------

INCOME TAX PROVISION (BENEFIT)                                      12,613              (9,865)             24,228
                                                                ----------          ----------          ----------

NET INCOME (LOSS)                                               $   29,799          $   (5,042)         $   43,590
                                                                ==========          ==========          ==========

(a) Includes billings to affiliates of $38,420, $38,198 and $45,934 for the years 1994-1992, respectively.

(b) Includes billings from affiliates of $37,322, $33,174 and $24,911 for the years 1994-1992, respectively.

                 CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS

Years ended December 31                                            1994                1993                1992
-----------------------                                         ----------          ----------          -------
                                                                              (Thousands of Dollars)
BALANCE AT BEGINNING OF YEAR                                    $  217,325          $  252,135          $  243,734
ADD -
  Net income (loss)                                                 29,799              (5,042)             43,590
DEDUCT -
  Cash dividends declared on common stock                           15,631              29,768              35,189
                                                                ----------          ----------          ----------

BALANCE AT END OF YEAR                                          $  231,493          $  217,325          $  252,135
                                                                ==========          ==========          ==========

See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
          GTE Hawaiian Telephone Company Incorporated and Subsidiaries

December 31                                                                    1994                  1993
-----------                                                                -----------           --------
                                                                              (Thousands of Dollars)
ASSETS

CURRENT ASSETS:
   Cash                                                                    $     7,709           $       808
   Accounts receivable
     Customers (including unbilled revenues)                                   118,508               101,319
     Affiliated companies                                                        5,244                   747
     Other                                                                      22,736                26,473
     Allowance for uncollectible accounts                                       (9,010)               (9,072)
   Materials and supplies                                                        7,998                 6,981
   Deferred income tax benefits                                                 12,061                14,203
   Prepayments and other                                                        14,792                14,924
                                                                           -----------           -----------
                                                                               180,038               156,383
                                                                           -----------           -----------
PROPERTY, PLANT AND EQUIPMENT:
   Original cost                                                             1,908,423             1,823,848
   Accumulated depreciation                                                   (702,596)             (678,175)
                                                                           -----------           -----------
                                                                             1,205,827             1,145,673
                                                                           -----------           -----------

PREPAID PENSION COSTS                                                          114,804                96,209
                                                                           -----------           -----------
OTHER ASSETS                                                                    26,580                27,680
                                                                           -----------           -----------
TOTAL ASSETS                                                               $ 1,527,249           $ 1,425,945
                                                                           ===========           ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Short-term debt                                                         $   204,250           $   101,909
   Current maturities of long-term debt                                          7,679                12,090
   Accounts payable                                                             25,785                27,288
   Affiliate payables and accruals                                              16,875                22,939
   Advanced billings and customer deposits                                      16,764                14,381
   Accrued taxes                                                                15,310                10,141
   Accrued interest                                                              7,341                 7,285
   Accrued payroll and vacations                                                24,497                19,251
   Accrued dividends                                                                --                 5,000
   Accrued restructuring costs and other                                        38,417                55,313
                                                                           -----------           -----------
                                                                               356,918               275,597
                                                                           -----------           -----------
LONG-TERM DEBT                                                                 371,840               379,901
                                                                           -----------           -----------
DEFERRED CREDITS:
   Deferred income taxes                                                       214,548               206,900
   Restructuring costs and other                                                60,507                54,712
                                                                           -----------           -----------
                                                                               275,055               261,612
                                                                           -----------           -----------
SHAREHOLDER'S EQUITY:
   Common stock (10,000,000 shares outstanding)                                250,000               250,000
   Other capital                                                                41,943                41,510
   Reinvested earnings                                                         231,493               217,325
                                                                           -----------           -----------
                                                                               523,436               508,835
                                                                           -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $ 1,527,249           $ 1,425,945
                                                                           ===========           ===========

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          GTE Hawaiian Telephone Company Incorporated and Subsidiaries

Years ended December 31                                            1994                1993                1992
-----------------------                                         ----------          ----------          -------
                                                                               (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $   29,799          $   (5,042)         $   43,590
   Adjustments to reconcile net income (loss)
   to net cash from operating activities:
      Depreciation and amortization                                116,478             104,202              97,318
      Restructuring costs                                               --              78,275                  --
      Deferred income taxes and investment
        tax credits                                                 13,405               4,264               6,995
      Provision for uncollectible accounts                           5,673              12,679              19,810
      Change in current assets and current
        liabilities                                                (39,752)            (22,180)             13,031
      Other - net                                                  (15,782)            (31,134)            (35,989)
                                                                ----------          ----------          ----------
      Net cash from operating activities                           109,821             141,064             144,755
                                                                ----------          ----------          ----------



CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (174,271)           (191,837)           (158,119)
   Other - net                                                       2,343              (4,396)             (4,204)
                                                                ----------          ----------          ----------
      Net cash used in investing activities                       (171,928)           (196,233)           (162,323)
                                                                ----------          ----------          ----------



CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued                                                  --              40,000                  --
   Long-term debt issued                                                --             123,466               4,883
   Long-term debt retired                                          (12,702)            (19,143)            (74,316)
   Dividends paid to shareholder                                   (20,631)            (24,648)            (45,000)
   Increase (decrease) in short-term debt                          102,341             (67,944)            122,423
                                                                ----------          ----------          ----------
      Net cash from financing activities                            69,008              51,731               7,990
                                                                ----------          ----------          ----------


INCREASE (DECREASE) IN CASH                                          6,901              (3,438)             (9,578)


CASH:
   Beginning of year                                                   808               4,246              13,824
                                                                ----------          ----------          ----------
   End of year                                                  $    7,709          $      808          $    4,246
                                                                ==========          ==========          ==========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          GTE Hawaiian Telephone Company Incorporated and Subsidiaries

                  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of GTE Hawaiian Telephone Company Incorporated (the Company) and subsidiaries. All significant intercompany items have been eliminated. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies supply construction and maintenance equipment and supplies to the Company. These purchases amounted to $27.1 million, $42.4 million and $38.9 million for the years 1994-1992, respectively. Such purchases are recorded in the accounts of the Company at cost which includes a normal return realized by the affiliates.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $37.3 million, $33.2 million and $24.9 million for the years 1994-1992, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $38.4 million, $38.2 million and $45.9 million for the years 1994-1992, respectively.

TELEPHONE PLANT

Maintenance and repairs are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales of property where profit or loss is recognized.

The Company provides for depreciation on telephone plant on a straight-line basis over asset lives approved by regulators. Depreciation is based upon rates prescribed by the Federal Communications Commission (FCC) and the Public Utilities Commission (PUC) of the State of Hawaii. The provisions for depreciation and amortization were equivalent to composite annual rates of 6.5%, 6.2% and 6.4% for the years 1994-1992, respectively.

REGULATORY ACCOUNTING

The Company follows the accounting prescribed by the Uniform System of Accounts of the FCC and PUC and Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company annually reviews the continued applicability of SFAS No. 71 based upon the current regulatory and competitive environment.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local exchange networks or facilities. For other products and services, revenue is recognized when services are rendered or products are delivered to customers.

MATERIALS AND SUPPLIES

Materials and supplies are stated at the lower of cost (average cost) or market value.

EMPLOYEE BENEFIT PLANS

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new standard requires that the expected costs of postretirement benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and commencing January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of SFAS No. 106, the cost of these benefits was charged to expense as paid.

The Company also adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. SFAS No. 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

Income tax expense is based on reported earnings before income taxes. Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes.

As further explained in Note 6, during the fourth quarter of 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," retroactive to January 1, 1992. SFAS No. 109 changed the method by which companies account for income taxes. Among other things, the Statement requires that deferred tax balances be adjusted to reflect new tax rates when they are enacted into law. The impact of this change in accounting on the Company's results of operations was immaterial.

Investment tax credits were repealed by the Tax Reform Act of 1986 (the Act). Those credits claimed prior to the Act were deferred and are being amortized over the lives of the properties giving rise to the credits.

FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1994, the estimated fair value of long-term debt based on either quoted market prices or an option pricing model was lower than the carrying value by approximately $26 million. The estimated fair value of long-term debt as of December 31, 1993 exceeded the carrying value by approximately $27 million.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

PRIOR YEARS' FINANCIAL STATEMENTS

Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1994 presentation.

                             2. RESTRUCTURING COSTS

Results for 1993 included a one-time pretax restructuring charge of $78.3 million, which reduced net income by $48.2 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The re-engineering plan included $31.3 million to upgrade or replace existing customer service and administrative systems and enhance network software, $35.4 million for employee separation benefits associated with workforce reductions and $9.6 million primarily for the consolidation of facilities and operations and other related costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. During 1994, expenditures of $17.5 million were made in connection with the implementation of the re-engineering plan. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate in 1995.

                             3. SHAREHOLDER'S EQUITY

The authorized common stock of the Company consists of 18,000,000 shares with a par value of $25 per share. The Company issued $40 million in common stock to GTE in 1993. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

Other capital includes additional paid-in-capital in excess of par value and the minority shareholders' interest in Micronesian Telecommunications Corporation.

                                4. LONG-TERM DEBT

Long-term debt outstanding, exclusive of current maturities, is as follows:

December 31                                                               1994                    1993
-----------                                                            -----------             -------
                                                                          (Thousands of Dollars)
FIRST MORTGAGE BONDS:
    4 1/2 % Series Q,  due 1995                                        $        --             $     5,000
    5 5/8 % Series R,  due 1997                                             16,000                  16,000
    6 3/4 % Series S,  due 1998                                             20,000                  20,000
    8 3/4 % Series T,  due 2000                                             35,000                  35,000
    8     % Series U,  due 2001                                             20,000                  20,000
    8 1/2 % Series V,  due 2006                                             35,000                  35,000
    9     % Series AA, due 2000                                             75,000                  75,000
    6 3/4 % Series BB, due 2005                                            125,000                 125,000
                                                                       -----------             -----------
                                                                           326,000                 331,000

OTHER:
    5% Rural Utilities Services
       First Mortgage Bond, due 2018                                         9,585                   9,806
    Rural Telephone Bank (RTB) First Mortgage
       Bonds, maturing 2010 through 2025, rates
       ranging from 5.43% to 7.21%                                          27,979                  28,919
    7.5% RTB First Mortgage Bond, due 2021                                   3,927                   3,975
    GTE Leasing Corporation Financing Agreements-
       maturing 1997 through 2001,
       rates ranging from 8.8% to 10.32%                                     4,831                   6,623
    Other                                                                    1,422                   1,712
                                                                       -----------             -----------

   Total principal amount                                                  373,744                 382,035

DISCOUNT AND PREMIUM - NET                                                  (1,904)                 (2,134)
                                                                       -----------             -----------

   Total long-term debt                                                $   371,840             $   379,901
                                                                       ===========             ===========

The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of the Company's indentures.

None of the securities shown above were held in sinking or other special funds of the Company or pledged by the Company.

Debt discount and premium on the Company's outstanding long-term debt are amortized over the lives of the respective issues.

Maturities, installments and sinking fund requirements for the five-year period from January 1, 1995 are summarized below (in thousands of dollars):

                      1995                                            $   7,679
                      1996                                                2,783
                      1997                                               18,558
                      1998                                               21,977
                      1999                                                2,108

Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.

                               5. SHORT-TERM DEBT

The Company finances part of its construction program through the use of interim short-term loans, primarily commercial paper, which are generally refinanced at a later date by issues of long-term debt or equity. Information relating to short-term borrowings is as follows:

                                                              1994                 1993             1992
                                                           ---------            ---------        -------
                                                                          (Thousands of Dollars)
DURING THE YEAR -
  Commercial Paper -
    Maximum month-end balance                              $204,250             $176,700         $145,351
    Average monthly balance                                $149,342             $ 68,889         $103,446
    Weighted average interest rate                              4.4%                3.14%            3.57%

AT DECEMBER 31 -
  Balance outstanding -
    Note payable to GTE                                    $     --             $  3,009         $  1,201
    Average interest rate                                        --                 3.40%            4.32%
    Commercial paper and similar
       obligations                                         $204,250             $ 98,900         $ 43,652
    Average interest rate                                      5.92%                2.86%            3.45%

A $2.8 billion credit line is available to the Company through shared lines of credit with GTE and other affiliates. Most of these arrangements require payment of annual commitment fees of .1% of the unused lines of credit.

                                 6. INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                                1994                   1993                    1992
                                           --------------         --------------          ---------
                                                              (Thousands of Dollars)
CURRENT
  Federal                                  $        3,195         $       (6,730)         $       17,788
  State                                            (3,987)                (7,399)                   (555)
                                           --------------         --------------          --------------
    Total                                            (792)               (14,129)                 17,233
                                           --------------         --------------          --------------
DEFERRED
  Federal                                           8,253                     88                   3,846
  State                                             5,970                  5,247                   4,195
                                           --------------         --------------          --------------
    Total                                          14,223                  5,335                   8,041
                                           --------------         --------------          --------------
AMORTIZATION OF DEFERRED
  INVESTMENT TAX CREDITS                             (818)                (1,071)                 (1,046)
                                           --------------         --------------          --------------
    Total                                  $       12,613         $       (9,865)         $       24,228
                                           ==============         ==============          ==============

The components of deferred income tax provision are as follows:

                                                1994                   1993                    1992
                                           --------------         --------------          ---------
                                                             (Thousands of Dollars)
Depreciation and
  amortization                             $        4,253         $       12,236          $       (5,896)
Employee benefit obligations                       (5,007)                 2,084                    (966)
Prepaid pension costs                              11,205                  7,218                   5,097
Restructuring costs                                 5,639                (29,303)                     --
Capital goods excise tax
  credits                                           3,761                  7,779                   2,660
Other - net                                        (5,628)                 5,321                   7,146
                                           --------------         --------------          --------------
    Total                                  $       14,223         $        5,335          $        8,041
                                           ==============         ==============          ==============

A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the Consolidated Statements of Income is as follows:

                                                1994                   1993                    1992
                                           --------------         --------------          ---------
                                                              (Thousands of Dollars)
AMOUNTS COMPUTED AT STATUTORY
  RATES                                    $       14,844         $       (5,217)         $       23,058
  State income taxes,
    net of federal
    income tax benefits                             1,288                 (6,554)                    647
  Amortization of deferred
    investment tax credits                           (818)                (1,071)                 (1,046)
  Depreciation of telephone
    plant construction costs
    previously deducted for
    tax purposes - net                              1,516                  1,728                   1,741
  Rate differentials applied
    to reversing temporary
    differences                                    (1,267)                (1,046)                 (1,820)
  Rate differential on
    foreign results                                (4,154)                (2,424)                 (1,400)
Other differences - net                             1,204                  4,719                   3,048
                                           --------------         --------------          --------------
TOTAL PROVISION (BENEFIT)                  $       12,613         $       (9,865)         $       24,228
                                           ==============         ==============          ==============

As a result of implementing SFAS No. 109, the Company recorded additional deferred income tax liabilities primarily related to temporary differences which had not previously been recognized in accordance with established rate-making practices. Since the manner in which income taxes are treated for rate-making has not changed, pursuant to SFAS No. 71 a corresponding regulatory asset was also established. In addition, deferred income taxes were adjusted and a regulatory liability established to give effect to the current statutory federal income tax rate and for unamortized investment tax credits. The net unamortized regulatory liability balance at December 31, 1994 of $3.1 million and the net unamortized regulatory asset balance at December 31, 1993 of $1.5 million are reflected as other deferred credits and other assets, respectively, in the accompanying Consolidated Balance Sheets. These amounts are being amortized over the lives of the related depreciable assets concurrent with recovery in rates and in conformance with the provisions of the Internal Revenue Code. The assets and liabilities established in accordance with SFAS No. 71 have been increased for the tax effect of future revenue requirements.

The tax effects of all temporary differences that give rise to the deferred tax liability and deferred tax asset at December 31 are as follows:

                                                                                   1994             1993
                                                                                ---------        -------
                                                                                (Thousands of Dollars)
Depreciation and amortization                                                   $ 160,418        $ 162,817
Employee benefit obligations                                                       (9,278)          (4,271)
Prepaid pension costs                                                              42,390           31,185
Restructuring costs                                                               (23,664)         (29,303)
Investment tax credits                                                              5,193            6,011
Capital goods excise tax credits                                                   24,523           20,762
Other - net                                                                         2,905            5,496
                                                                                ---------        ---------

  Total                                                                         $ 202,487        $ 192,697
                                                                                =========        =========

                            7. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company has trusteed, noncontributory, defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1994-1992 were as follows (in thousands of dollars):

                                                             1994               1993              1992
                                                          ---------          ---------         -------
Benefits earned during the year                           $  11,988          $  13,919         $  13,186
Interest cost on projected benefit
   obligations                                               26,565             31,254            28,898
Return on plan assets:
   Actual                                                     1,168            (98,181)          (35,180)
   Deferred                                                 (49,374)            48,102           (10,226)
Other - net                                                  (9,087)           (11,429)          (10,713)
                                                          ---------          ---------         ---------
   Net pension credit                                     $ (18,740)         $ (16,335)        $ (14,035)
                                                          =========          =========         =========

The expected long-term rate of return on plan assets was 8.5% for 1994 and 8.25% for 1993 and 1992.

The funded status of the plans and the prepaid pension costs at December 31, 1994 and 1993 were as follows (in thousands of dollars):

                                                             1994               1993
                                                          ---------          -------
Plan assets at fair value                                 $ 607,449          $ 624,171
Projected benefit obligations                               346,595            361,043
                                                          ---------          ---------
Excess of assets over projected
    benefit obligations                                     260,854            263,128
Unrecognized net transition asset                           (36,322)           (44,414)
Unrecognized net gain                                      (109,728)          (122,505)
                                                          ---------          ---------
    Prepaid pension costs                                 $ 114,804          $  96,209
                                                          =========          =========

The projected benefit obligations at December 31, 1994 and 1993 include accumulated benefit obligations of $264.4 million and $276.6 million and vested benefit obligations of $254.7 million and $268.1 million, respectively.

Assumptions used to develop the projected benefit obligations at December 31, 1994 and 1993 were as follows:

                                                             1994               1993
                                                             ----               ----
Discount rate                                                8.25%              7.50%
Rate of compensation increase                                5.50%              5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As described in Note 1, effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as appropriate from time to time.

The postretirement benefit cost for 1994 and 1993 included the following components (in thousands of dollars):

                                                                                   1994             1993
                                                                                ---------        -------
Benefits earned during the year                                                 $   2,595        $   3,275
Interest cost on accumulated postretirement
    benefit obligations                                                            16,374           15,320
Actual return on plan assets                                                        1,086             (925)
Amortization of transition obligation                                               7,598           11,466
Other - net                                                                          (722)              --
                                                                                ---------        ---------
    Postretirement benefit cost                                                 $  26,931        $  29,136
                                                                                =========        =========

During 1992, the cost of postretirement health care and life insurance benefits on a pay-as-you-go basis was $3.8 million.

The following table sets forth the plans' funded status and the accrued obligations as of December 31, 1994 and 1993 (in thousands of dollars):

                                                                                   1994             1993
                                                                                ---------        -------
Accumulated postretirement benefit obligations attributable to:
    Retirees                                                                    $ 105,544        $  99,802
    Fully eligible active plan participants                                        86,350           92,007
    Other active plan participants                                                 23,485           20,521
                                                                                ---------        ---------
Total accumulated postretirement benefit obligations                              215,379          212,330
Fair value of plan assets                                                          35,193           23,890
                                                                                ---------        ---------
Excess of accumulated obligations over plan assets                                180,186          188,440
Unrecognized transition obligation                                               (135,971)        (144,355)
Unrecognized prior service cost                                                   (13,629)         (20,205)
Unrecognized net loss                                                             (19,161)         (21,602)
                                                                                ---------        ---------
  Accrued postretirement benefit obligations                                    $  11,425        $   2,278
                                                                                =========        =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 8.25% at December 31, 1994 and 7.5% at December 31, 1993. The assumed health care cost trend rates in 1994 and 1993 were 12% and 13% for pre-65 participants and 9.0% and 9.5% for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rate for each future year would have increased 1994 costs by $3.1 million and the accumulated postretirement benefit obligations at December 31, 1994 by $32.5 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for non-union employees retiring on or after January 1, 1995. These changes include newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service. The net effect of these changes reduced the accumulated postretirement benefit obligations at December 31, 1993 by $17.2 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $3.0 million, $3.5 million and $3.1 million in 1994-1992, respectively.

                              8. LEASE COMMITMENTS

The Company has noncancelable leases covering certain buildings, office space and equipment that contain renewal options for terms up to 72 years. Rental expense was $15.7 million, $14.0 million and $15.0 million in 1994-1992, respectively. Minimum rental commitments under noncancelable leases through 1999 do not exceed $1.6 million annually and aggregate $12.9 million thereafter.

                        9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:

                                                                                   1994             1993
                                                                                ----------       -------
                                                                                (Thousands of Dollars)
Land                                                                            $   10,782       $    5,728
Buildings                                                                          150,120          134,168
Central office equipment                                                           821,543          755,428
Outside plant                                                                      710,686          649,937
Other                                                                              215,292          278,587
                                                                                ----------       ----------
  Total property, plant and equipment                                            1,908,423        1,823,848
  Accumulated depreciation                                                        (702,596)        (678,175)
                                                                                ----------       ----------
  Net property, plant and equipment                                             $1,205,827       $1,145,673
                                                                                ==========       ==========

                             10. REGULATORY MATTERS

The Company is subject to regulation by the FCC for its interstate and international business operations, earth station ownership and the use of authorized radio frequencies and by the PUC with respect to intrastate business operations.

INTRASTATE RATE MATTERS

The 1992-1993 Hawaii state budget bill, which was signed by the Governor of the State of Hawaii on June 30, 1992, contained a requirement that the PUC open a docket within six months to conduct, among other things, an earnings review of the Company.

On October 23, 1992, the Company filed a proposal with the PUC to restructure its intrastate rates by lowering interisland toll rates and increasing local and private line rates over a three year period. The revenue neutral proposal, if adopted, would have over time reduced interisland toll service revenues by $4.8 million offset by increases in private line and local exchange revenues of $2.7 million and $2.1 million, respectively. This proposal was intended to more closely align the prices of these services with their underlying costs. In addition, this proposal would lower intrastate toll rates to be more commensurate with interstate rates.

On November 6, 1992, the PUC issued an order suspending the Company's rate restructure proposal, pending investigation, and also issued an order initiating a proceeding to review the Company's earnings. This docket also consolidated the rate restructure proposal into the earnings review.

On May 11, 1993, the Company filed a general rate increase application with the PUC, requesting approval to increase intrastate revenues by $50.4 million. This represented a 15.9% increase over intrastate revenues for 1993 at current rates, and was the first rate increase application the Company has filed since 1985. The Company's rate restructure proposal and earnings investigation which were in progress were incorporated into the rate case docket. Hearings took place in March and April 1994. On June 14, 1994, the PUC issued an interim decision indicating that it had not yet completed its review of the record. The PUC ordered that the Company continue its rates at existing levels and denied the Consumer Advocate's (CA) recommendation for an interim revenue decrease. A final order is pending.

On October 14, 1994, the Company filed a Notice of Intent to file another rate case with the PUC. The Company also filed a Motion for Waiver of Commission Rules and for approval of 1995 to be the test year. The waiver requested that the Company be allowed the option to file its rate case application in early 1995 without having to use a split 1995/1996 test year. On November 29, 1994, the PUC approved the Company's request for the waiver of its test year rules.

On November 29, 1994, the PUC issued an order approving the adoption of accrual accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106) for ratemaking purposes. The PUC'S order directed the Company to file plans for reflecting the full impact of SFAS No. 106 in rates to be effective January 1, 1995. The PUC approved on January 19, 1995, the Company's plan to reflect an additional $10.7 million of Postretirement Benefits Other Than Pensions in its rates, retroactive to January 1, 1995.

INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the local exchange carrier (LEC) may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs may, within certain ranges, price individual services above or below the overall cap.

As a safeguard under its price cap regulatory plan, the FCC adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering the prospective prices. During 1995, the FCC is scheduled to review the LEC price cap plan to determine whether it should be continued or modified.

In 1992, the Company's rates were voluntarily reduced by $4.4 million effective July 1, 1992 and $3.9 million effective October 2, 1992.

OTHER MATTERS

The Company is the primary telephone provider on the Hawaiian island of Kauai. Portions of the Company's telephone equipment and facilities were severely damaged on September 11, 1992, as a result of Hurricane Iniki. Capital requirements to fully and permanently restore the plant necessary to provide service to customers statewide were $28.2 million in 1992 and 1993. In addition to restoration of plant, the Company incurred additional hurricane related expenses of $21.2 million during 1992 and 1993. On December 30, 1992, the PUC issued an order approving a stipulation agreement between the Company and the Division of Consumer Advocacy of the Hawaii Department of Commerce and Consumer Affairs that will permit the Company to accrue an allowance for funds used during construction on all restoration of plant and defer all associated depreciation and non-capital expenses for potential recovery in the upcoming rate case. In addition, the FCC permitted deferral of Hurricane Iniki costs with amortization treatment to be determined at a later date. Deferral of these costs prevented Hurricane Iniki from having a material effect on 1992 and 1993 results of operations. The 1993 Hawaii State Legislature subsequently passed a bill and the Governor of the State of Hawaii signed the act to provide a statewide monthly surcharge assessment on ratepayers when a public utility sustains damages to its facilities from a state-declared emergency and incurs restoration and repair costs that may result in a rate increase of more than 15% of the average ratepayer on the affected island. On August 19, 1993, the Company filed an application to establish a $1.20 monthly surcharge for five years to recover costs incurred by the devastation of Hurricane Iniki. On November 17, 1993, the PUC denied the Company's application, stating that the Company had no immediate need for relief and that the rate increase that would result would not meet the 15% threshold necessary for the surcharge to apply. The PUC also stated that the Company may seek recovery of its Iniki restoration costs in its pending rate case.

On May 11, 1993, the PUC initiated a communications infrastructure proceeding which was intended to investigate such issues as: what markets should be opened to competition; who should be allowed to compete in those markets; and what rules, if any, should apply. Following the initiation of the docket, the PUC allowed parties to seek intervenor or participant status. To date, over 35 parties representing a wide range of interests have been granted either intervenor or participant status. The majority of the effort in the proceeding has been directed toward developing a list of issues to be addressed. Two reports were submitted to the PUC on June 9, 1994 and January 11, 1995 identifying the issues to be addressed and recommending that the proceeding be divided into phases. The PUC directed parties to file opening testimony on these matters on March 24, 1995.

On February 10, 1995, the PUC authorized AT&T to provide interisland toll on a 10XXX basis, effective March 1, 1995. AT&T will be required to report on the impact of its service on the interisland toll business. The Commission reserves the right to modify or rescind the authority depending on the impact to the Company. On February 14, 1995, the PUC approved the Company's request to lower its toll rates and make changes to its various calling plans to keep them competitive with AT&T's rates.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities during the years 1994-1992 under various arrangements and amounted to $46.0 million, $44.0 million and $48.0 million, respectively.

                     11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Set forth below is information with respect to changes in current assets and current liabilities, and cash paid for interest and income taxes:

                                                                  1994              1993             1992
                                                                --------          --------         ------
                                                                          (Thousands of Dollars)
(INCREASE) DECREASE IN CURRENT ASSETS:
  Accounts receivable - net                                     $(23,684)         $(29,413)        $  9,708
  Materials and supplies                                          (1,017)           11,181            6,050
  Prepayments and other current assets                               132            (9,414)           2,063

INCREASE (DECREASE) IN CURRENT LIABILITIES:
  Accounts payable                                                (1,503)             (292)          (4,241)
  Affiliate payables and accruals                                 (6,064)            4,307            2,202
  Advanced billings and customer deposits                          2,383            (1,258)           2,422
  Accrued liabilities                                             10,471             3,027           (7,991)
  Other                                                          (20,470)             (318)           2,818
                                                                --------          --------         --------
    Total                                                       $(39,752)         $(22,180)        $ 13,031
                                                                ========          ========         ========

CASH PAID (REFUNDED) DURING THE YEAR FOR:
  Interest                                                      $ 35,737          $ 28,459         $ 30,232
  Income taxes                                                     4,960           (11,086)          23,162

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
GTE Hawaiian Telephone Company Incorporated:

We have audited the accompanying consolidated balance sheets of GTE Hawaiian Telephone Company Incorporated (a Hawaii corporation and wholly-owned subsidiary of GTE Corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, reinvested earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Hawaiian Telephone Company Incorporated and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions. Also as discussed in Note 1, effective January 1, 1992, the Company changed its method of accounting for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This supporting schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     ARTHUR ANDERSEN LLP

Dallas, Texas
January 25, 1995.

                                MANAGEMENT REPORT

To Our Shareholder:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

The Company has a system of internal accounting controls which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, that assets are properly safeguarded and accounted for, and that financial records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organizational structure that segregates duties, and a comprehensive program of periodic audits by the internal auditors. The Company has also instituted policies and guidelines which require employees to maintain the highest level of ethical standards.

WARREN H. HARUKI
President

GERALD K. DINSMORE
Senior Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    (1)      Financial Statements - See GTE Hawaiian Telephone Company
                Incorporated's consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.

       (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1994-1992 (as required):

                II - Valuation and Qualifying Accounts

       Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

       (3)      Exhibits - Included in this report or incorporated by reference.

                3-1* Amended Articles of Incorporation (Exhibit 3-2 of the 1987 Form 10-K, File No. 2-33059).

                3-2 Amended By-laws (Exhibit 3-2 of the 1994 Form 10-K, File No. 2-33059).

                 27      Financial Data Schedule.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1994.


* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------
              Column A                     Column B               Column C               Column D        Column E
------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                          -----------------------
                                                                                       Deductions
                                          Balance at      Charged        Charged           from         Balance at
                                          Beginning          to          to Other        Reserves        Close of
             Description                   of Year         Income        Accounts        (Note 1)         Year
------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
 for the year ended:

    December 31, 1994                     $    9,072      $    5,673     $   8,817(2)    $   14,552     $    9,010
                                          ==========      ==========     ============    ==========     ==========
    December 31, 1993                     $    8,368      $   12,679     $  22,600(2)    $   34,575     $    9,072
                                          ==========      ==========     ============    ==========     ==========
    December 31, 1992                     $      693      $   19,810     $  11,280(2)    $   23,415     $    8,368
                                          ==========      ==========     ============    ==========     ==========

Accrued restructuring costs
 for the year ended (Note 3):

    December 31, 1994                     $   78,275      $        0     $       0       $   17,459     $   60,816
                                          ==========      ==========     =========       ==========     ==========
    December 31, 1993                     $       --      $   78,275     $      --       $       --     $   78,275
                                          ==========      ==========     =========       ==========     ==========
    December 31, 1992                     $       --      $       --     $      --       $       --     $       --
                                          ==========      ==========     =========       ==========     ==========


-----------------
NOTES:

(1) Charges for purpose for which reserve was created.

(2) Recoveries of previously written-off amounts.

(3) See Note 2 to the Consolidated Financial Statements included elsewhere herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
                                     -------------------------------------------
                                                      (Registrant)

Date March 28, 1995                          By     WARREN H. HARUKI
     --------------                            -------------------------
                                                    WARREN H. HARUKI
                                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WARREN H. HARUKI                        President and Director                  March 28, 1995
-----------------------------
WARREN H. HARUKI                        (Principal Executive Officer)


GERALD K. DINSMORE                      Senior Vice President - Finance         March 28, 1995
-----------------------------
GERALD K. DINSMORE                        and Planning and Director
                                        (Principal Financial Officer)

WILLIAM M. EDWARDS, III                 Controller                              March 28, 1995
-----------------------------
WILLIAM M. EDWARDS, III                 (Principal Accounting Officer)


RICHARD M. CAHILL                       Director                                March 28, 1995
-----------------------------
RICHARD M. CAHILL


MICHAEL B. ESSTMAN                      Director                                March 28, 1995
-----------------------------
MICHAEL B. ESSTMAN


KENT B. FOSTER                          Director                                March 28, 1995
-----------------------------
KENT B. FOSTER


THOMAS W. WHITE                         Director                                March 28, 1995
-----------------------------
THOMAS W. WHITE

                                EXHIBIT INDEX



                3-1* Amended Articles of Incorporation (Exhibit 3-2 of the 1987 Form 10-K, File No. 2-33059).

                3-2 Amended By-laws (Exhibit 3-2 of the 1994 Form 10-K, File No. 2-33059).

                 27      Financial Data Schedule.


* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.