Form 10-Q
period 1995-03-31
GTE HAWAIIAN TELEPHONE CO INC
filed 1995-05-11
CIK 46216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934


For the period ended            March 31, 1995

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities
     Exchange Act of 1934


For the transition period from                        to


Commission File Number:  2-33059


               GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
         (Exact name of registrant as specified in its charter)

           HAWAII                                              99-
0049500
   (State or other jurisdiction of
(I.R.S. Employer
    Incorporation or organization)
Identification No.)


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

                                                           YES X
NO

The Company had 10,000,000 shares of $25 par value common stock outstanding at April 30, 1995. The Company's common stock is 100% owned by GTE Corporation.



PART I.  FINANCIAL INFORMATION


GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three
Months Ended
                                                            March
31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
OPERATING REVENUES:
  Local network services                          $    61,091
$    54,227
  Network access services                              32,708
32,056
  Long distance services                               24,734
28,374
  Equipment sales and services                         15,663
17,969
  Other                                                 3,853
28,684

                                                      138,049
161,310


OPERATING EXPENSES:
  Cost of sales and services                           35,365
44,893
  Depreciation and amortization                        30,110
27,762
  Marketing, selling, general and
    administrative                                     51,108
52,519

                                                      116,583
125,174

  Net operating income                                 21,466
36,136


OTHER (INCOME) DEDUCTIONS:
  Interest expense                                     10,173
8,497
  Other - net                                            (378)
831


INCOME BEFORE INCOME TAXES                             11,671
26,808


INCOME TAXES                                            4,016
10,143


NET INCOME                                        $     7,655
$    16,665

Per share data is omitted since the Company's common stock is 100% owned by
GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.





- - -1-
GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Net income was $7.7 and $16.7 for the three months ended March 31, 1995 and 1994, respectively, representing a decrease of 54% or $9.0. The decrease is primarily the result of lower operating revenues due to a change in the timing of directory publication dates, partially offset by lower operating expenses, primarily cost of sales and services.

  OPERATING REVENUES

Operating revenues were $138.0 and $161.3 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 14% or $23.3.

Local network services revenues were $61.1 and $54.2 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 13% or $6.9. This increase is primarily a result of the Public Utility Commission (PUC) of the State of Hawaii adopting accrual accounting for Postretirement Benefits Other Than Pensions (OPEB) for ratemaking purposes. The PUC approved the Company's plan to reflect an additional $10.7 of OPEB expenses in its rates, retroactive to January 1, 1995, resulting in $2.7 of increased revenues in the first three months of 1995. Revenues in 1995 also increased due to continued customer growth as reflected by a 4% increase in access lines, which generated $1.1 in additional revenues, and a $1.6 increase in sales of enhanced features such as custom calling and voice messaging services.

Network access services revenues were $32.7 and $32.0 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 2% or $0.7. This increase is primarily the result of an 11% increase in minutes of use, which generated $2.0 in additional revenues, partially offset by a $1.2 decline in revenues from unfavorable pooling settlements.

Long distance services revenues were $24.7 and $28.4 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 13% or $3.7. This decrease is primarily due to a $3.3 decline in revenues caused by lower domestic and international toll volumes.

Equipment sales and services revenues were $15.7 and $18.0 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 13% or $2.3. This decrease is primarily due to a $3.0 decline in revenues from service contracts, which were not renewed in 1995.

Other operating revenues were $3.9 and $28.7 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 87% or $24.8. This decrease is primarily due to a $24.2 decline in directory revenues resulting from the delay of certain directory publications until the second quarter of 1995.



- - -2-
GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


  OPERATING EXPENSES

Operating expenses were $116.6 and $125.2 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 7% or $8.6. The decrease is primarily due to a $5.1 decrease in contractor costs and software upgrades associated with projects completed in 1994 and a $3.6 decrease in labor and benefits costs associated with the Company's re-engineering plan initiated in 1994. Partially offsetting these decreases is a $2.3 increase in depreciation and amortization caused by an increase in plant balances, resulting, in part, from the installation of interisland fiber optics in 1994.

  OTHER DEDUCTIONS

Interest expense was $10.2 and $8.5 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 20% or $1.7. The increase is due primarily to higher average short-term debt levels, accompanied by higher short-term borrowing rates, for the first three months of 1995 compared to the same period in 1994.

Income tax expense was $4.0 and $10.1 for the three months ended March 31, 1995 and 1994, respectively, representing a decrease of 60% or $6.1. This decrease is primarily due to the decrease in pretax income, partially offset by the lower reversal of tax rate differentials on deferred tax balances.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at March 31, 1995, a $3,500 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first three months of 1995 was cash from operations of $48.8 compared to $19.4 for the same period in 1994. The increase is primarily due to the timing of payments of accounts payable, partially offset by lower results from operations.

The Company's capital expenditures during the first three months of 1995 were $32.1 compared to $37.4 for the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services including Video Connect (an interactive and broadcast video product utilized in the broadcast, educational and business markets), broadband digital services and switched digital services. The Company's construction costs in 1995 are

- - -3-
GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


expected to increase slightly from $174.3 of capital expenditures incurred during 1994, reflecting the Company's expanding network and the replacement of outdated technologies with digital switches and fiber-optic networks.

Cash used in financing activities was $19.9 for the first three months of 1995, compared to cash provided for the same period in 1994 of $19.0. The Company decreased its outstanding short-term borrowings by $19.8 during the first quarter of 1995, compared to an increase in short-term borrowings of $22.6 during the same period in 1994. In addition, dividends of $5.0 were paid in the first quarter of 1994.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $78.3, which reduced net income by $48.2, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The major components of the estimated cost to implement the re-engineering plan and activity since inception are as follows (dollars in millions):

                    December 31,   1994    December 31,    1995
March 31,
Component              1993      Activity      1994      Activity
1995
Separation benefits $     35.4   $  (0.7)   $     34.7   $  (0.2)
$    34.5
Systems                   31.3     (13.3)         18.0      (2.0)
16.0
Consolidation of
  facilities               9.6      (1.5)          8.1      (0.7)
7.4
Other                      2.0      (2.0)           --        --
- - --
  Total             $     78.3   $ (17.5)   $     60.8   $  (2.9)
$    57.9

The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1995. There have been no significant changes made to the overall re-engineering plan as originally reported. As of March 31, 1995, $23.1 of the restructuring reserve is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) increased the local-exchange carrier (LEC) productivity factors associated with its interstate price cap plan to provide three different options, on an interim basis, regarding the determination and use of productivity factors. These changes will be reflected in the LECs' annual tariff filing, effective August 1, 1995. The FCC is expected to continue to consider permanent changes to its price cap plan in a future rulemaking proceeding. GTE believes the impact of the interim rules will be minimized in the near-term because GTE has reduced its access fees in previous years to amounts below the FCC's maximum price.
- - -4-
GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


On May 11, 1993, the Public Utilities Commission (PUC) of the State of Hawaii initiated a communications infrastructure proceeding which was intended to investigate such issues as:
what markets should be opened to competition; who should be allowed to compete in those markets; and what rules, if any, should apply. Following the initiation of the docket, the PUC allowed parties to seek intervenor or participant status. To date, over 35 parties representing a wide range of interest have been granted either intervenor or participant status. The majority of the effort in the proceeding has been directed toward developing a list of issues to be addressed. Two reports were submitted to the PUC on June 9, 1994 and January 11, 1995 identifying the issues to be addressed and recommending that the proceeding be divided into phases. Parties filed opening testimony on these matters on March 24, 1995 and rebuttal testimony on April 28, 1995. Evidential hearings are to commence on May 24, 1995.

During the first quarter of 1995, the PUC authorized AT&T Corp. and Sprint Corporation to provide interisland toll service on a 10XXX basis, effective March 1, 1995. AT&T Corp. and Sprint Corporation will be required to report on the impact of its service on the interisland toll business. The PUC reserves the right to modify or rescind the authority depending on the impact to the Company. On February 14, 1995, the PUC approved the Company's request to lower its toll rates and make changes to its various calling plans to keep them competitive with AT&T Corp.'s rates. The PUC granted MCI Communications Corporation (MCI) a Certificate of Public Convenience and Necessity (CPCN) on February 22, 1995; however, MCI must seek approval to provide new add-on services, including interisland toll service on a 10XXX basis.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the Company from providing interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

In May 1995, the FCC approved GTE's applications to construct a new fiber-optic and coaxial-cable video network in four markets, including Honolulu, Hawaii. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval and to commence the initial deployment of the network in late 1995 and early 1996.













- - -5-
GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                                   March 31,
December 31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
CURRENT ASSETS:
  Cash                                           $     4,461
$     7,709
  Receivables, less allowances
    of $9,156 and $9,010, respectively               110,718
137,478
  Materials and supplies                               9,599
7,998
  Deferred income tax benefits                        11,308
12,061
  Prepayments and other                               13,154
14,792
    Total current assets                             149,240
180,038






PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                    1,945,565
1,908,423
  Accumulated depreciation                          (738,496)
(702,596)
    Net property, plant and equipment              1,207,069
1,205,827






PREPAID PENSION COSTS                                119,897
114,804






OTHER ASSETS                                          25,762
26,580






    TOTAL ASSETS                                 $ 1,501,968
$ 1,527,249

See Notes to Condensed Consolidated Financial Statements.



- - -6-
GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY

                                                    March 31,
December 31,
                                                      1995
1994
                                                    (Thousands of
Dollars)
CURRENT LIABILITIES:
  Short-term debt, including current maturities  $   191,846    $
211,929
  Accounts payable                                    27,074
42,660
  Accrued taxes                                       14,817
15,310
  Accrued interest                                     6,944
7,341
  Accrued payroll and vacations                       26,683
24,497
  Accrued dividends                                   16,693
- - --
  Accrued restructuring costs and other               53,502
55,181
    Total current liabilities                        337,559
356,918





LONG-TERM DEBT                                       371,547
371,840





DEFERRED CREDITS AND RESERVES, primarily
  deferred income taxes, investment tax
  credits and restructuring costs                    278,446
275,055





SHAREHOLDER'S EQUITY:
  Common stock                                       250,000
250,000
  Other capital                                       41,961
41,943
  Reinvested earnings                                222,455
231,493
    Total shareholder's equity                       514,416
523,436





    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $ 1,501,968    $
1,527,249

See Notes to Condensed Consolidated Financial Statements.



- - -7-
GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three Months
Ended
                                                           March
31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $     7,655   $
16,665
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization                    30,110
27,762
      Deferred income taxes and investment
        tax credits                                     3,539
5,570
      Provision for uncollectible accounts              2,493
1,380
      Changes in current assets and
        current liabilities                             1,876
(32,960)
      Other - net                                       3,143
1,003
      Net cash from operating activities               48,816
19,420



CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (32,119)
(37,410)
      Cash used in investing activities               (32,119)
(37,410)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt retired                                 (635)
(585)
  Dividends paid to shareholders                           --
(5,000)
  Net change in affiliate notes                           492
1,987
  Increase (decrease) in short-term debt              (19,802)
22,553
      Net cash from (used in) financing
      activities                                      (19,945)
18,955



  Increase (decrease) in cash                          (3,248)
965

  Cash at beginning of period                           7,709
808

  Cash at end of period                           $     4,461   $
1,773

See Notes to Condensed Consolidated Financial Statements.







- - -8-
GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.





































- - -9-
GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits required by Item 601 of Regulation S-K.

           (27)   Financial Data Schedule.

      (b) The Company filed no reports on Form 8-K during the first quarter of 1995.











































- - -10-
SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                   GTE HAWAIIAN TELEPHONE COMPANY
INCORPORATED
                                                 (Registrant)






Date:  May 11, 1995                          WILLIAM M. EDWARDS,
III
                                             WILLIAM M. EDWARDS,
III
                                                   Controller
                                            (Chief Accounting
Officer)





























- - -11-