Form 10-K405/A
period 1994-12-31
GTE HAWAIIAN TELEPHONE CO INC
filed 1995-06-02
CIK 46216

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A
                            -----------------------

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]

For the fiscal year ended         December 31, 1994
                          ------------------------------------------------------
                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                   2-33059
                       ---------------------------------------------------------

                  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                HAWAII                                       99-0049500
- ----------------------------------------             ---------------------------
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  1177 BISHOP STREET, HONOLULU, HAWAII                         96813
- ----------------------------------------             ---------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

Registrant's telephone number, including area code          808-546-4511
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                                 WHICH REGISTERED
- --------------------------------                     ---------------------------
              NONE
- --------------------------------                     ---------------------------
          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
- --------------------------------------------------------------------------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                        YES   X     NO
                                                            -----      -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.   X
                -----

THE COMPANY HAD 10,000,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1995. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

THE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED

                                  FORM 10-K/A


GTE Hawaiian Telephone Company Incorporated (the Registrant) is filing this Annual Report on Form 10-K/A to amend Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Item 8, "Financial Statements and Supplementary Data", of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OPERATIONS

GTE Hawaiian Telephone Company Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides telecommunications products and services in Hawaii. The Company's majority-owned subsidiary, Micronesian Telecommunications Corporation (MTC), is headquartered on Saipan and provides local and international telecommunications services on the islands of Saipan, Tinian and Rota. The Company also has a wholly-owned subsidiary, Hawaiian Tel Insurance Company, which provides auto liability, general liability and workers' compensation insurance to the Company.


RESULTS OF OPERATIONS

Net income was $30 million in 1994 compared to a net loss of $5 million in 1993. The 1993 net loss included a one-time, after-tax charge of $48 million to restructure operations and a one-time, after-tax gain of $5 million associated with the settlement of certain pension liabilities in connection with the enhanced early retirement and voluntary separation programs completed during the second quarter of 1993.



Excluding these special items, net income decreased 21% or $8 million in 1994 and 14% or $6 million in 1993. The 1994 decrease is primarily the result of a decrease in equipment sales and service revenues, and higher depreciation and amortization and marketing, selling, general and administrative expenses, partially offset by increased local network, network access and long distance service revenues. The 1993 decrease was primarily the result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993.


OPERATING REVENUES

Operating revenues were $599 million in 1994 and $565 million in 1993. Operating revenues increased 6% or $34 million in 1994 and increased 1% or $6 million in 1993.

Local network services revenues are comprised mainly of fees charged to customers for providing local exchange service. Local network service revenues were $226 million and $215 million in 1994 and 1993, respectively. This reflects increases of 5% or $11 million in both 1994 and 1993. These increases are primarily due to continued customer growth as reflected by access line increases of approximately 3% or $5 million in 1994 and 6% or $6 million in 1993 and increased revenues of $6 million and $5 million in 1994 and 1993, respectively, from enhanced features such as custom calling and voice messaging services.


Network access service revenues are fees charged to interexchange carriers that use the local telecommunication network to provide long-distance services to their customers. In addition, business and residential customers pay access fees to connect to the local network to obtain long-distance service. Network access revenues were $129 million and $113 million in 1994 and 1993, respectively, representing increases of $16 million or 14% in 1994 and $5 million or 5% in 1993. In 1994 and 1993, revenues from long-distance carriers increased $14 million and $4 million, respectively. The increase in network access revenues in both 1994 and 1993 is the result of an increase in the minutes of use of the Company's network, as access fees have remained relatively unchanged over the past two years.



The Company's revenues for long distance services from designated geographical areas are provided under revenue sharing arrangements with various telephone
companies.   Long distance service revenues were $122 million and $107 million in 1994 and 1993, respectively, representing an increase of 14% or $15 million in 1994 and a decrease of 4% or $4 million in 1993. The 1994 increase is primarily attributable to increased customer usage of both domestic and international toll services of $4 million and $6 million, respectively. The 1993 decrease was primarily due to a decline in international toll volumes of $2 million.



Equipment sales and services revenues consist of the sale, lease, installation and maintenance of customer premises equipment. These revenues were $81 million and $96 million in 1994 and 1993, respectively. This reflects decreases of 16% or $15 million in 1994 and 6% or $6 million in 1993. The 1994 decrease is primarily due to a $7 million decline in revenues from sales of large private branch exchanges, a $2 million decline in sales of network equipment, a $1 million decline in sales of radio paging equipment and a $1 million decline in sales of key systems. The 1993 decrease was primarily due to a $7 million settlement of a large government contract completed in 1992, partially offset by $1 million in additional international contracts.



Other operating revenues were $41 million and $35 million in 1994 and 1993, respectively. This represents an increase of 17% or $6 million in 1994 and virtually no change in 1993. The 1994 increase is primarily due to a $6 million decrease in the provision for uncollectible accounts.


  OPERATING EXPENSES


Cost of sales and services were $172 million in 1994 and $167 million in 1993. This reflects increases of 3% or $5 million in 1994 and 4% or $6 million in 1993. The 1994 increase is primarily due to a $7 million increase in installation and maintenance expenses. The 1993 increase was due to a $14 million increase in costs associated with the adoption of SFAS No. 106 effective January 1, 1993, partially offset by a $4 million decrease in product sales costs and approximately $4 million of benefits resulting from ongoing quality and cost control programs, modernization of facilities, and reductions in workforce.



Depreciation and amortization expenses were $116 million and $104 million in 1994 and 1993, respectively. This reflects increases of 12% or $12 million in 1994 and 7% or $7 million in 1993. These increases are primarily due to an increase in plant investments resulting, in part, from the installation of an interisland fiber optic network.



Marketing, selling, general and administrative expenses were $231 million and $199 million in 1994 and 1993, respectively. In 1993, marketing, selling, general and administrative expenses were reduced by a gain of $8 million associated with the settlement of certain pension liabilities in connection with enhanced early retirement and voluntary separation programs completed in the second quarter of 1993. Excluding this gain, marketing, selling, general and administrative expenses increased 12% or $24 million in 1994 and 2% or

$4 million in 1993. The 1994 increase is primarily the result of higher general and administrative costs, including higher expenses associated with taxes and insurance and $15 million of one-time adjustments primarily relating to the resolution of certain matters related to amounts owed to and from interexchange carriers. The 1993 increase was primarily due to $9 million of costs associated with the adoption of SFAS No. 106, partially offset by a $2 million decrease in advertising costs.


  OTHER (INCOME) DEDUCTIONS

Interest expense was $36 million and $32 million in 1994 and 1993, respectively. This reflects increases of 14% or $4 million in 1994 and 8% or $2 million in 1993. These increases were due primarily to higher average debt levels.

Income tax expense was $12.6 million in 1994 compared to an income tax benefit of $9.9 million in 1993. This reflects an increase of $22.5 million in 1994 compared to a decrease of $34.1 million in 1993. The changes are primarily due to corresponding changes in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet operating requirements for construction of new plant, modernization of facilities, payment of dividends and funding of its re-engineering plan. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $2.8 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds was cash flow from operations of $110 million in 1994 and $141 million in 1993. The decrease of 22% or $31 million in 1994 is primarily due to the timing of tax payments and a decrease in results from operations.


Capital expenditures represented the largest use of funds during 1994 and 1993 reflecting the Company's continued growth in access lines and modernization of current facilities and provisioning of new products and services, including VideoConnect, broadband digital services and switched digital services. The Company's capital expenditures during 1994 were $174 million compared to $192 million in 1993. In 1995, capital expenditures are expected to increase slightly from the 1994 level reflecting the Company's expanding network and the replacement of outdated technologies with digital switches and fiber optic networks.


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

During the fourth quarter of 1994, the Company's long-term debt rating was reduced to "A-" from "A" by one of its rating agencies. During the third quarter of 1994, the Company's long-term debt rating was reduced to "A" from "A+" by another one of its rating agencies. These remain strong investment grade ratings. The Company's long-term debt ratings were not changed by other rating agencies. The Company believes that its present ratings provide it the financial flexibility necessary to fund its operations and construction program.

REGULATORY AND COMPETITIVE TRENDS

  REGULATORY DEVELOPMENTS

Fundamental changes continue to significantly impact the telecommunications industry. During 1994, telecommunications legislation that would have changed the way the industry does business passed the House of Representatives, was subsequently withdrawn from consideration. Telecommunications legislation is expected to be introduced again in 1995.

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

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States, including Hawaii, to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communications Services (PCS). PCS will compete with the Company's traditional wireline services.

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


One such initiative involves the implementation of the Company's $78 million re-engineering plan. During 1994, the initial year of the three-year plan, $18 million was expended as significant progress was made in implementing this program. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. The overall re-engineering plan remains on schedule and is expected to result in annual savings of approximately $45 million by 1997, due primarily to reduced employee related expenses. The major components of the cost of the re-engineering plan as well as the current year's activity are summarized in
Note 2 of the Company's consolidated financial statements included in Item 8.


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

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition as discussed above.

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


Additional information regarding the effects of regulation on the Company is included in Note 1 of the Company's consolidated financial statements included in Item 8.


INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data


                       CONSOLIDATED STATEMENTS OF INCOME
          GTE Hawaiian Telephone Company Incorporated and Subsidiaries

Years ended December 31                                          1994               1993               1992
- -----------------------                                       ----------         ----------         ----------
                                                                            (Thousands of Dollars)
OPERATING REVENUES (A):
  Local network services                                      $  225,913         $  214,627         $  203,908
  Network access services                                        128,840            112,712            107,347
  Long distance services                                         121,871            106,867            111,254
  Equipment sales and services                                    81,484             95,653            101,948
  Other                                                           40,819             35,030             34,565
                                                              ----------         ----------         ----------
                                                                 598,927            564,889            559,022
                                                              ----------         ----------         ----------
OPERATING EXPENSES (B):
  Cost of sales and services                                     171,646            167,211            160,836
  Depreciation and amortization                                  116,478            104,202             97,318
  Marketing, selling, general and
    administrative                                               230,733            199,203            203,486
  Restructuring costs                                                 --             78,275                 --
                                                              ----------         ----------         ----------
                                                                 518,857            548,891            461,640
                                                              ----------         ----------         ----------

NET OPERATING INCOME                                              80,070             15,998             97,382
                                                              ----------         ----------         ----------

OTHER (INCOME) DEDUCTIONS:
  Interest expense                                                36,104             31,660             29,214
  Other - net                                                      1,554               (755)               350
                                                              ----------         ----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES                                 42,412            (14,907)            67,818
                                                              ----------         ----------         ----------

INCOME TAX PROVISION (BENEFIT)                                    12,613             (9,865)            24,228
                                                              ----------         ----------         ----------

NET INCOME (LOSS)                                             $   29,799         $   (5,042)        $   43,590
                                                              ==========         ==========         ==========

(a) Includes billings to affiliates of $38,420, $38,198 and $45,934 for the years 1994-1992, respectively.
(b) Includes billings from affiliates of $37,322, $33,174 and $24,911 for the years 1994-1992, respectively.


                 CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS

Years ended December 31                                          1994               1993               1992
- -----------------------                                       ----------         ----------         ----------
                                                                           (Thousands of Dollars)
BALANCE AT BEGINNING OF YEAR                                  $  217,325         $  252,135         $  243,734
ADD -
  Net income (loss)                                               29,799             (5,042)            43,590
DEDUCT -
  Cash dividends declared on common stock                         15,631             29,768             35,189
                                                              ----------         ----------         ----------

BALANCE AT END OF YEAR                                        $  231,493         $  217,325         $  252,135
                                                              ==========         ==========         ==========

See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
          GTE Hawaiian Telephone Company Incorporated and Subsidiaries

December 31                                                                 1994                   1993
- -----------                                                             -----------             ----------
                                                                              (Thousands of Dollars)
ASSETS

CURRENT ASSETS:
  Cash                                                                  $     7,709           $       808
   Accounts receivable
    Customers (including unbilled revenues)                                 118,508               101,319
    Affiliated companies                                                      5,244                   747
    Other                                                                    22,736                26,473
    Allowance for uncollectible accounts                                     (9,010)               (9,072)
  Materials and supplies                                                      7,998                 6,981
  Deferred income tax benefits                                               12,061                14,203
  Prepayments and other                                                      14,792                14,924
                                                                        -----------           -----------
                                                                            180,038               156,383
                                                                        -----------           -----------
PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                                           1,908,423             1,823,848
  Accumulated depreciation                                                 (702,596)             (678,175)
                                                                        -----------           -----------
                                                                          1,205,827             1,145,673
                                                                        -----------           -----------

PREPAID PENSION COSTS                                                       114,804                96,209
                                                                        -----------           -----------
OTHER ASSETS                                                                 26,580                27,680
                                                                        -----------           -----------
TOTAL ASSETS                                                            $ 1,527,249           $ 1,425,945
                                                                        ===========           ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term debt                                                       $   204,250           $   101,909
  Current maturities of long-term debt                                        7,679                12,090
  Accounts payable                                                           25,785                27,288
  Affiliate payables and accruals                                            16,875                22,939
  Advanced billings and customer deposits                                    16,764                14,381
  Accrued taxes                                                              15,310                10,141
  Accrued interest                                                            7,341                 7,285
  Accrued payroll and vacations                                              24,497                19,251
  Accrued dividends                                                              --                 5,000
  Accrued restructuring costs and other                                      38,417                55,313
                                                                        -----------           -----------
                                                                            356,918               275,597
                                                                        -----------           -----------
LONG-TERM DEBT                                                              371,840               379,901
                                                                        -----------           -----------
DEFERRED CREDITS:
  Deferred income taxes                                                     214,548               206,900
  Restructuring costs and other                                              60,507                54,712
                                                                        -----------           -----------
                                                                            275,055               261,612
                                                                        -----------           -----------
SHAREHOLDER'S EQUITY:
  Common stock (10,000,000 shares outstanding)                              250,000               250,000
  Other capital                                                              41,943                41,510
  Reinvested earnings                                                       231,493               217,325
                                                                        -----------           -----------
                                                                            523,436               508,835
                                                                        -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                              $ 1,527,249           $ 1,425,945
                                                                        ===========           ===========

See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          GTE Hawaiian Telephone Company Incorporated and Subsidiaries


Years ended December 31                                          1994               1993               1992
- -----------------------                                       ----------         ----------         ----------
                                                                           (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $   29,799         $   (5,042)        $   43,590
  Adjustments to reconcile net income (loss)
  to net cash from operating activities:
    Depreciation and amortization                                116,478            104,202             97,318
    Restructuring costs                                               --             78,275                 --
    Deferred income taxes and investment
      tax credits                                                 13,405              4,264              6,995
    Provision for uncollectible accounts                           5,673             12,679             19,810
    Change in current assets and current
      liabilities                                                (39,752)           (22,180)            13,031
    Other - net                                                  (15,782)           (31,134)           (35,989)
                                                              ----------         ----------         ----------
    Net cash from operating activities                           109,821            141,064            144,755
                                                              ----------         ----------         ----------



CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (174,271)          (191,837)          (158,119)
  Other - net                                                      2,343             (4,396)            (4,204)
                                                              ----------         ----------         ----------
    Net cash used in investing activities                       (171,928)          (196,233)          (162,323)
                                                              ----------         ----------         ----------



CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued                                                 --             40,000                 --
  Long-term debt issued                                               --            123,466              4,883
  Long-term debt retired                                         (12,702)           (19,143)           (74,316)
  Dividends paid to shareholder                                  (20,631)           (24,648)           (45,000)
  Increase (decrease) in short-term debt                         102,341            (67,944)           122,423
                                                              ----------         ----------         ----------
    Net cash from financing activities                            69,008             51,731              7,990
                                                              ----------         ----------         ----------


INCREASE (DECREASE) IN CASH                                        6,901             (3,438)            (9,578)


CASH:
  Beginning of year                                                  808              4,246             13,824
                                                              ----------         ----------         ----------
  End of year                                                 $    7,709         $      808         $    4,246
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

TELEPHONE PLANT

Maintenance and repairs are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales of property where profit or loss is recognized. Regulators allow the Company to capitalize an allowance for funds used during construction as a cost of constructing certain plant.


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

REGULATORY ACCOUNTING

The Company accounts for the economic effects of regulation under Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires the Company to account for certain costs and obligations based on the approval of regulators. The Company is regulated by the FCC and PUC. Regulators sometimes permit deferral of costs to a future period other than the period in which those costs and revenues would be recognized by an unregulated enterprise by creating "regulatory assets" or "regulatory liabilities." The Company's Consolidated Balance Sheet as of December 31, 1994 included regulatory assets of $18.7 million and regulatory liabilities of $3.1 million.



In addition, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators. The FCC and PUC have currently prescribed the following depreciable lives for the Company's property, plant and equipment:



Buildings                                35 to 45 years
Central office equipment                 12 to 18 years
Outside plant                            16 to 24 years
Furniture, equipment and other           10 to 16 years



An unregulated enterprise may have selected shorter depreciable lives for similar assets. At this time, the Company cannot determine what depreciable lives it might have otherwise selected or what the cumulative effect on its financial statements would have been had shorter lives been used.


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

                            2.  RESTRUCTURING COSTS

Results for 1993 included a one-time pretax restructuring charge of $78.3 million, which reduced net income by $48.2 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The major components of the estimated cost to implement the re-engineering plan and activity during 1994 are as follows (dollars in thousands):



                                           December 31,                 1994                  December 31,
Component                                      1993                   Activity                    1994
- ---------                                    --------                 --------                  --------
Separation benefits                          $ 35,430                 $   (717)                 $ 34,713
Systems                                        31,300                  (13,279)                   18,021
Consolidation of facilities                     9,580                   (1,498)                    8,082
Other                                           1,965                   (1,965)                       --
                                             --------                 --------                  --------
  Total                                      $ 78,275                 $(17,459)                 $ 60,816
                                             ========                 ========                  ========



Approximately $20 million of the restructuring reserve as of December 31, 1994 is classified as a current liability. Cash to fund the remainder of the Company's re-engineering plan during 1995 and 1996 will be largely obtained from operations. The actual 1994 savings associated with the re-engineering plan were not significant.

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

                               4.  LONG-TERM DEBT

Long-term debt outstanding, exclusive of current maturities, is as follows:

December 31                                             1994             1993
- -----------                                         -----------       -----------
                                                       (Thousands of Dollars)
FIRST MORTGAGE BONDS:
   4 1/2 % Series Q,  due 1995                      $        --       $     5,000
   5 5/8 % Series R,  due 1997                           16,000            16,000
   6 3/4 % Series S,  due 1998                           20,000            20,000
   8 3/4 % Series T,  due 2000                           35,000            35,000
   8     % Series U,  due 2001                           20,000            20,000
   8 1/2 % Series V,  due 2006                           35,000            35,000
   9     % Series AA, due 2000                           75,000            75,000
   6 3/4 % Series BB, due 2005                          125,000           125,000
                                                    -----------       -----------
                                                        326,000           331,000

OTHER:
   5% Rural Utilities Services
      First Mortgage Bond, due 2018                       9,585             9,806
   Rural Telephone Bank (RTB) First Mortgage
      Bonds, maturing 2010 through 2025, rates
      ranging from 5.43% to 7.21%                        27,979            28,919
   7.5% RTB First Mortgage Bond, due 2021                 3,927             3,975
   GTE Leasing Corporation Financing Agreements-
      maturing 1997 through 2001,
      rates ranging from 8.8% to 10.32%                   4,831             6,623
   Other                                                  1,422             1,712
                                                    -----------       -----------

  Total principal amount                                373,744           382,035

DISCOUNT AND PREMIUM - NET                               (1,904)           (2,134)
                                                    -----------       -----------

  Total long-term debt                              $   371,840       $   379,901
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

                              5.  SHORT-TERM DEBT

The Company finances part of its construction program through the use of interim short-term loans, primarily commercial paper, which are generally refinanced at a later date by issues of long-term debt or equity. Information relating to short-term borrowings is as follows:

                                               1994          1993          1992
                                             --------      --------      --------
                                                    (Thousands of Dollars)
DURING THE YEAR -
  Commercial Paper -
    Maximum month-end balance                $204,250      $176,700      $145,351
    Average monthly balance                  $149,342      $ 68,889      $103,446
    Weighted average interest rate                4.4%         3.14%         3.57%

AT DECEMBER 31 -
  Balance outstanding -
    Note payable to GTE                      $     --      $  3,009      $  1,201
    Average interest rate                          --          3.40%         4.32%
    Commercial paper and similar
       obligations                           $204,250      $ 98,900      $ 43,652
    Average interest rate                        5.92%         2.86%         3.45%

A $2.8 billion credit line is available to the Company through shared lines of credit with GTE and other affiliates. Most of these arrangements require payment of annual commitment fees of .1% of the unused lines of credit.

                                6.  INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                     1994                   1993                   1992
                                --------------         --------------         --------------
                                                   (Thousands of Dollars)
CURRENT
  Federal                       $        3,195         $       (6,730)        $       17,788
  State                                 (3,987)                (7,399)                  (555)
                                --------------         --------------         --------------
    Total                                 (792)               (14,129)                17,233
                                --------------         --------------         --------------
DEFERRED
  Federal                                8,253                     88                  3,846
  State                                  5,970                  5,247                  4,195
                                --------------         --------------         --------------
    Total                               14,223                  5,335                  8,041
                                --------------         --------------         --------------
AMORTIZATION OF DEFERRED
  INVESTMENT TAX CREDITS                  (818)                (1,071)                (1,046)
                                --------------         --------------         --------------
    Total                       $       12,613         $       (9,865)        $       24,228
                                ==============         ==============         ==============

The components of deferred income tax provision are as follows:

                                     1994                   1993                   1992
                                --------------         --------------         --------------
                                                   (Thousands of Dollars)
Depreciation and
  amortization                  $        4,253         $       12,236         $       (5,896)
Employee benefit obligations            (5,007)                 2,084                   (966)
Prepaid pension costs                   11,205                  7,218                  5,097
Restructuring costs                      5,639                (29,303)                    --
Capital goods excise tax
  credits                                3,761                  7,779                  2,660
Other - net                             (5,628)                 5,321                  7,146
                                --------------         --------------         --------------
    Total                       $       14,223         $        5,335         $        8,041
                                ==============         ==============         ==============

A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the Consolidated Statements of Income is as follows:

                                     1994                   1993                   1992
                                --------------         --------------         --------------
                                                   (Thousands of Dollars)
AMOUNTS COMPUTED AT STATUTORY
  RATES                         $       14,844         $       (5,217)        $       23,058
  State income taxes,
    net of federal
    income tax benefits                  1,288                 (6,554)                   647
  Amortization of deferred
    investment tax credits                (818)                (1,071)                (1,046)
  Depreciation of telephone
    plant construction costs
    previously deducted for
    tax purposes - net                   1,516                  1,728                  1,741
  Rate differentials applied
    to reversing temporary
    differences                         (1,267)                (1,046)                (1,820)
  Rate differential on
    foreign results                     (4,154)                (2,424)                (1,400)
Other differences - net                  1,204                  4,719                  3,048
                                --------------         --------------         --------------
TOTAL PROVISION (BENEFIT)       $       12,613         $       (9,865)        $       24,228
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

The tax effects of all temporary differences that give rise to the deferred tax liability and deferred tax asset at December 31 are as follows:

                                                        1994             1993
                                                     ---------        ---------
                                                      (Thousands of Dollars)

Depreciation and amortization                        $ 160,418        $ 162,817
Employee benefit obligations                            (9,278)          (4,271)
Prepaid pension costs                                   42,390           31,185
Restructuring costs                                    (23,664)         (29,303)
Investment tax credits                                   5,193            6,011
Capital goods excise tax credits                        24,523           20,762
Other - net                                              2,905            5,496
                                                     ---------        ---------

  Total                                              $ 202,487        $ 192,697
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

The components of the net pension credit for 1994-1992 were as follows (in thousands of dollars):

                                           1994          1993          1992
                                        ---------      ---------     ---------
Benefits earned during the year         $  11,988      $  13,919     $  13,186
Interest cost on projected benefit
  obligations                              26,565         31,254        28,898
Return on plan assets:
  Actual                                    1,168        (98,181)      (35,180)
  Deferred                                (49,374)        48,102       (10,226)
Other - net                                (9,087)       (11,429)      (10,713)
                                        ---------      ---------     ---------
  Net pension credit                    $ (18,740)     $ (16,335)    $ (14,035)
                                        =========      =========     =========



The expected long-term rate of return on plan assets was 8.5% for 1994 and 8.25% for 1993 and 1992.

The funded status of the plans and the prepaid pension costs at December 31, 1994 and 1993 were as follows (in thousands of dollars):

                                           1994           1993
                                        ---------      ---------
Plan assets at fair value               $ 607,449      $ 624,171
Projected benefit obligations             346,595        361,043
                                        ---------      ---------
Excess of assets over projected
  benefit obligations                     260,854        263,128
Unrecognized net transition asset         (36,322)       (44,414)
Unrecognized net gain                    (109,728)      (122,505)
                                        ---------      ---------
  Prepaid pension costs                 $ 114,804      $  96,209
                                        =========      =========

The projected benefit obligations at December 31, 1994 and 1993 include accumulated benefit obligations of $264.4 million and $276.6 million and vested benefit obligations of $254.7 million and $268.1 million, respectively.

Assumptions used to develop the projected benefit obligations at December 31, 1994 and 1993 were as follows:

                                           1994           1993
                                        ---------      ---------
Discount rate                              8.25%         7.50%
Rate of compensation increase              5.50%         5.25%

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

The postretirement benefit cost for 1994 and 1993 included the following components (in thousands of dollars):

                                                           1994          1993
                                                        ---------     ---------
Benefits earned during the year                         $   2,595     $   3,275
Interest cost on accumulated postretirement
  benefit obligations                                      16,374        15,320
Actual return on plan assets                                1,086          (925)
Amortization of transition obligation                       7,598        11,466
Other - net                                                  (722)           --
                                                        ---------     ---------
  Postretirement benefit cost                           $  26,931     $  29,136
                                                        =========     =========

During 1992, the cost of postretirement health care and life insurance benefits on a pay-as-you-go basis was $3.8 million.

The following table sets forth the plans' funded status and the accrued obligations as of December 31, 1994 and 1993 (in thousands of dollars):

                                                           1994          1993
                                                        ---------     ---------
Accumulated postretirement benefit obligations
  attributable to:
    Retirees                                            $ 105,544     $  99,802
    Fully eligible active plan participants                86,350        92,007
    Other active plan participants                         23,485        20,521
                                                        ---------     ---------
Total accumulated postretirement benefit obligations      215,379       212,330
Fair value of plan assets                                  35,193        23,890
                                                        ---------     ---------
Excess of accumulated obligations over plan assets        180,186       188,440
Unrecognized transition obligation                       (135,971)     (144,355)
Unrecognized prior service cost                           (13,629)      (20,205)
Unrecognized net loss                                     (19,161)      (21,602)
                                                        ---------     ---------
  Accrued postretirement benefit obligations            $  11,425     $   2,278
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


                       9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:

                                                       1994             1993
                                                    ----------       ----------
                                                       (Thousands of Dollars)
Land                                                $   10,782       $    5,728
Buildings                                              150,120          134,168
Central office equipment                               821,543          755,428
Outside plant                                          710,686          649,937
Other                                                  215,292          278,587
                                                    ----------       ----------
  Total property, plant and equipment                1,908,423        1,823,848
  Accumulated depreciation                            (702,596)        (678,175)
                                                    ----------       ----------
  Net property, plant and equipment                 $1,205,827       $1,145,673
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

                    11.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Set forth below is information with respect to changes in current assets and current liabilities, and cash paid for interest and income taxes:

                                                    1994             1993             1992
                                                  --------         --------         --------
                                                    (Thousands of Dollars)
(INCREASE) DECREASE IN CURRENT ASSETS:
  Accounts receivable - net                       $(23,684)        $(29,413)        $  9,708
  Materials and supplies                            (1,017)          11,181            6,050
  Prepayments and other current assets                 132           (9,414)           2,063

INCREASE (DECREASE) IN CURRENT LIABILITIES:
  Accounts payable                                  (1,503)            (292)          (4,241)
  Affiliate payables and accruals                   (6,064)           4,307            2,202
  Advanced billings and customer deposits            2,383           (1,258)           2,422
  Accrued liabilities                               10,471            3,027           (7,991)
  Other                                            (20,470)            (318)           2,818
                                                  --------         --------         --------
    Total                                         $(39,752)        $(22,180)        $ 13,031
                                                  ========         ========         ========

CASH PAID (REFUNDED) DURING THE YEAR FOR:
  Interest                                        $ 35,737         $ 28,459         $ 30,232
  Income taxes                                       4,960          (11,086)          23,162

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
                                                  (Registrant)



Date June 1, 1995                     By        WILLIAM M. EDWARDS, III
                                         ------------------------------------
                                                WILLIAM M. EDWARDS, III
                                                      Controller
                                              (Chief Accounting Officer)