Form 10-Q/A
period 1995-03-31
GTE HAWAIIAN TELEPHONE CO INC
filed 1995-07-18
CIK 46216

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q/A


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
   (State or other jurisdiction of                        (I.R.S. Employee
    Incorporation or organization)                      Identification No.)

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

                                       -2-        GTE HAWAIIAN TELEPHONE
COMPANY INCORPORATED AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)
                           (DOLLARS IN MILLIONS)

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

The Company's capital expenditures during the first three months of 1995 were $32.1 compared to $37.4 for the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services including Video Connect (an interactive and broadcast video product utilized in the broadcast, educational and business markets), broadband digital services and switched digital services. The Company's construction costs in 1995 are expected to increase slightly from

                                       -3-
        GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)
                           (DOLLARS IN MILLIONS)

$174.3 of capital expenditures incurred during 1994, reflecting the Company's expanding network and the replacement of outdated technologies with digital switches and fiber-optic networks.

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

                 December 31,   1994    December 31,    1995     March 31,
Component           1993      Activity      1994      Activity     1995

Separation
   benefits      $     35.4   $  (0.7)   $     34.7   $  (0.2)  $    34.5
Systems                31.3     (13.3)         18.0      (2.0)       16.0
Consolidation
  of facilities         9.6      (1.5)          8.1      (0.7)        7.4
Other                   2.0      (2.0)           --        --          --
  Total          $     78.3   $ (17.5)   $     60.8   $  (2.9)  $    57.9

The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1995. There have been no significant changes made to the overall re-engineering plan as originally reported. As of March 31, 1995, $23.1 of the restructuring reserve is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) increased the local-exchange carrier (LEC) productivity factors associated with its interstate price cap plan to provide three different options, on an interim basis, regarding the determination and use of productivity factors. These changes will be reflected in the LECs' annual tariff filing, effective August 1, 1995. The FCC is expected to continue to consider permanent changes to its price cap plan in a future rulemaking proceeding. GTE believes the impact of the interim rules will be minimized in the near-term because GTE has reduced its access fees in previous years to amounts below the FCC's maximum price.
                                       -4-
        GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)
                           (DOLLARS IN MILLIONS)

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

See Notes to Condensed Consolidated Financial Statements.





                                       -6-
        GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDER'S EQUITY


                                              March 31,   December 31,
                                                1995          1994
                                              (Thousands of Dollars)

CURRENT LIABILITIES:
  Short-term debt, including current
     maturities                            $   191,846    $   211,929
  Accounts payable                              27,074         42,660
  Accrued taxes                                 14,817         15,310
  Accrued interest                               6,944          7,341
  Accrued payroll and vacations                 26,683         24,497
  Accrued dividends                             16,693             --
  Accrued restructuring costs and other         53,502         55,181
    Total current liabilities                  337,559        356,918





LONG-TERM DEBT                                 371,547        371,840





DEFERRED CREDITS AND RESERVES,
  primarily deferred income taxes,
  investment tax credits and
  restructuring costs                          278,446        275,055





SHAREHOLDER'S EQUITY:
  Common stock                                 250,000        250,000
  Other capital                                 41,961         41,943
  Reinvested earnings                          222,455        231,493
    Total shareholder's equity                 514,416        523,436





    TOTAL LIABILITIES AND
        SHAREHOLDER'S EQUITY               $ 1,501,968    $ 1,527,249

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






























                                       -11-