Form 10-Q
period 1995-06-30
GTE HAWAIIAN TELEPHONE CO INC
filed 1995-07-31
CIK 46216

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended           June 30, 1995
or

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

The registrant, a wholly owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           YES X    NO

The Company had 10,000,000 shares of $25 par value common stock outstanding at July 31, 1995. The Company's common stock is 100% owned by GTE Corporation.




PART I.  FINANCIAL INFORMATION

GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                    1995         1994          1995         1994
                                               (Thousands of Dollars)
OPERATING REVENUES:
  Local network services         $   60,301   $   57,043    $  121,392   $  111,270
  Network access services            33,163       32,265        65,871       64,321
  Long distance services             23,367       30,973        48,101       59,347
  Equipment sales and services       19,527       22,054        35,190       40,023
  Other                              28,349       11,180        32,202       39,864

                                    164,707      153,515       302,756      314,825


OPERATING EXPENSES:
  Cost of sales and services         37,446       44,510        72,811       89,403
  Depreciation and amortization      29,942       26,884        60,052       54,646
  Marketing, selling, general
    and administrative               56,306       58,807       107,414      111,326

                                    123,694      130,201       240,277      255,375

  Net operating income               41,013       23,314        62,479       59,450


OTHER (INCOME) DEDUCTIONS:
  Interest expense                   10,357        8,752        20,530       17,249
  Other - net                          (660)        (309)       (1,038)         522


INCOME BEFORE INCOME TAXES           31,316       14,871        42,987       41,679


INCOME TAXES                          8,343        4,640        12,359       14,783



NET INCOME                       $   22,973   $   10,231    $   30,628   $   26,896

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


RESULTS OF OPERATIONS

Net income was $30.6 and $26.9 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of 14% or $3.7. This increase is primarily the result of lower operating expenses, primarily cost of sales and services, partially offset by lower operating revenues.

  OPERATING REVENUES

Operating revenues were $302.8 and $314.8 for the six months ended
June 30, 1995 and 1994, respectively, reflecting a decrease of 4% or $12.0.

Local network services revenues were $121.4 and $111.3 for the six months ended June 30, 1995 and 1994, respectively, reflecting an increase of 9% or $10.1. This increase is primarily a result of the Public Utility Commission (PUC) of the State of Hawaii allowing recovery of the Company's accrual for Postretirement Benefits Other Than Pensions (OPEB). The PUC approved the Company's plan to reflect an additional $10.7 of OPEB expenses in its rates, retroactive to January 1, 1995, resulting in $5.3 of increased revenues in the first six months of 1995. Revenues in 1995 also increased due to continued customer growth as reflected by a 3% increase in access lines, which generated $1.9 in additional revenues, and a $1.6 increase in sales of custom calling features, such as SmartCall_ services.

Network access services revenues were $65.9 and $64.3 for the six months ended June 30, 1995 and 1994, respectively, reflecting an increase of 2% or $1.6. This increase is the result of an 8% increase in minutes of use, which generated $3.6 in additional revenues, and a $0.7 increase in end user access charge revenue resulting from continued line growth.
Offsetting these increases are declines in interstate access revenues associated with price reductions of $1.4 and unfavorable pooling settlements of $1.3.

Long distance services revenues were $48.1 and $59.3 for the six months ended June 30, 1995 and 1994, respectively, reflecting a decrease of 19% or $11.2. This decline is primarily due to lower international toll volumes of $5.2 and lower domestic toll volumes of $3.3. The lower domestic toll volumes are a result of economic conditions and increased competition with long distance carriers who became authorized to provide interisland toll service on a 10XXX basis. In anticipation of this competition, the Company lowered its toll rates by 11% which further reduced revenues by $1.7. See page 5, Other Matters, for further discussion.

Equipment sales and services revenues were $35.2 and $40.0 for the six months ended June 30, 1995 and 1994, respectively, reflecting a decrease of 12% or $4.8. This decrease is primarily due to a $6.4 decline in revenues from international service contracts, which were not renewed in 1995, partially offset by increased growth in Radio Paging services, which generated $1.3 in additional revenues.

                                       2

        GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)


Other operating revenues were $32.2 and $39.9 for the six months ended
June 30, 1995 and 1994, respectively, reflecting a decrease of 19% or $7.7. This decrease is primarily due to higher provisions for uncollectible customer and long distance carrier receivables of $5.4. The decrease is also due to a net reduction in directory revenues of $2.4. During 1995, directory revenues increased $3.9 due to an extension in the life of 1994 directories; however, due to this extension, $6.3 of directory publications billed in the second quarter of 1994 will be delayed until the third quarter of 1995.

  OPERATING EXPENSES

Operating expenses were $240.3 and $255.4 for the six months ended June
30, 1995 and 1994, respectively, reflecting a decrease of 6% or $15.1. The decrease is primarily due to a $5.5 decrease in contractor costs and software upgrades associated with projects completed in 1994, as well as a $5.5 decrease in labor and benefits costs associated with the Company's re-engineering plan initiated in 1994. The decrease is also due to higher costs in 1994 of $5.3 relating to the resolution of certain amounts owed to and from interexchange carriers. Partially offsetting these decreases is a $5.4 increase in depreciation and amortization primarily resulting from increased plant investments, including the installation of interisland fiber optics in the third quarter of 1994.

  OTHER DEDUCTIONS

Interest expense was $20.5 and $17.2 for the six months ended June 30, 1995 and 1994, respectively, reflecting an increase of 19% or $3.3. The increase is primarily due to higher average short-term debt levels, accompanied by higher short-term borrowing rates, for the first six months of 1995 compared to the same period in 1994.

Income taxes were $12.4 and $14.8 for the six months ended June 30, 1995 and 1994, respectively, representing a decrease of 16% or $2.4. This decrease is primarily due to a larger portion of income from nontaxable foreign operations.


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


                                       3

        GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)



                December 31,   1994    December 31,    1995     June 30,
Component          1993      Activity      1994      Activity     1995

Separation benefits $ 35.4   $  (0.7)   $  34.7    $  (1.3)  $    33.4
Systems               31.3     (13.3)      18.0       (6.6)       11.4
Consolidation of
  facilities           9.6      (1.5)       8.1       (1.3)        6.8
Other                  2.0      (2.0)        --         --          --
  Total         $     78.3   $ (17.5)   $  60.8    $  (9.2)  $    51.6


There have been no significant changes made to the overall re-engineering plan as originally reported. As of June 30, 1995, $22.1 of the restructuring reserve is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.


In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs) for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. In addition, each of the three options required an increase to the 3.3% productivity factor elected by the Company since 1991, totaling 2.8%. The Company selected the following productivity factors and sharing thresholds for use in the 1995-1996 tariff year:

     Tariff            Productivity             Sharing Parameters
     Entity               Factor             50%                 100%
     Hawaii                4.0%        12.25-13.25% ROR    Over 13.25% ROR
     Micronesia            5.3%        None                None

Since the Company's access fees have been priced below the FCC's maximum price since 1991, the near-term impact of productivity increases are not expected to be significant. Under the interim rules, the Company filed tariffs to reduce rates by $5.0 annually, effective August 1, 1995. The FCC is continuing to consider how the price cap plan should be modified in order to adapt the system to the emergence of competition.

On May 11, 1993, the Public Utilities Commission (PUC) of the State of Hawaii initiated a communications infrastructure proceeding which was intended to investigate such issues as: what markets should be opened to competition; who should be allowed to compete in those markets; and what rules, if any, should apply. Parties filed opening testimony on these matters on March 24, 1995 and rebuttal testimony on April 28, 1995. Evidential hearings were held beginning May 22, 1995 and concluded on June 7, 1995. The PUC is expected to issue proposed rules within the next few months addressing the above mentioned issues.

                                       4

        GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)


On June 9, 1995, the PUC issued a decision on the Company's 1993 Rate Case. The PUC ordered that the Company's existing rate of return, rate base, rates and rate restructure remain unchanged until the next rate case. The Company notified the PUC on July 10, 1995, that it would appeal the decision to the Supreme Court and the Intermediate Court of Appeals of the State of Hawaii. It is anticipated that the PUC may take six to twelve months to prepare the record for the court, from which time the Company will have forty days to file its brief. Anticipated resolution will take approximately one to two years.


On May 30, 1995, the Company filed its 1995 Rate Case. Due to the PUC's June 9, 1995 decision on the 1993 Rate Case and the need to update the 1995 Rate Case for this decision, the Company has withdrawn its originally filed application and expects to refile by September 30, 1995. A stipulation between the Consumer Advocate and the Company was approved by the PUC on July 6, 1995, which preserves the 1995 test year, preserves the bifurcation of the rate case into Phase I for revenue requirement and Phase II for rate structure and rate design, and extends the protective agreement for the exchange of confidential information.


During the first quarter of 1995, the PUC authorized AT&T Corp. and Sprint Corporation to provide interisland toll service on a 10XXX basis, effective March 1, 1995. The PUC reserves the right to modify or rescind the authority depending on the impact to the Company. On February 14, 1995, the PUC approved the Company's request to lower its toll rates and make changes to its various calling plans to keep them competitive with AT&T
Corp.'s rates.     MCI Communications Corporation (MCI) is also seeking
approval to provide interisland toll service on a 10XXX basis.


In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the Company from providing interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.



                                       5
        GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)


In May 1995, the FCC approved GTE's applications to construct a new fiber-optic and coaxial-cable video network in four markets, including Honolulu, Hawaii. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval.


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


















                                       6
         GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                            June 30,      December 31,
                                              1995            1994
                                             (Thousands of Dollars)

CURRENT ASSETS:
  Cash                                    $     2,412     $     7,709
  Receivables, less allowances
    of $12,786 and $9,010, respectively       154,544         137,478
  Materials and supplies                       13,696           7,998
  Deferred income tax benefits                 10,556          12,061
  Prepayments and other                        13,570          14,792
    Total current assets                      194,778         180,038






PROPERTY, PLANT AND EQUIPMENT:
  Original cost                             1,964,145       1,908,423
  Accumulated depreciation                   (762,373)       (702,596)
    Net property, plant and equipment       1,201,772       1,205,827






PREPAID PENSION COSTS                         128,788         114,804






OTHER ASSETS                                   25,185          26,580






    TOTAL ASSETS                          $ 1,550,523     $ 1,527,249


           See Notes to Condensed Consolidated Financial Statements.




                                       7
           GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY


                                                   June 30,    December 31,
                                                     1995          1994
                                                   (Thousands of Dollars)

CURRENT LIABILITIES:
  Short-term debt, including current maturities  $   226,569    $   211,929
  Accounts payable                                    30,245         42,660
  Accrued taxes                                       13,439         15,310
  Accrued interest                                     7,307          7,341
  Accrued payroll and vacations                       32,036         24,497
  Accrued dividends                                    7,000             --
  Accrued restructuring costs and other               53,786         55,181
    Total current liabilities                        370,382        356,918




LONG-TERM DEBT                                       371,244        371,840




RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                              221,560        214,548
  Employee benefit obligations                        20,989         12,709
  Restructuring costs and other                       35,918         47,798
    Total reserves and deferred credits              278,467        275,055




SHAREHOLDER'S EQUITY:
  Common stock                                       250,000        250,000
  Other capital                                       42,002         41,943
  Reinvested earnings                                238,428        231,493
    Total shareholder's equity                       530,430        523,436




    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $ 1,550,523    $ 1,527,249




              See Notes to Condensed Consolidated Financial Statements.

        GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Six Months Ended
                                                         June 30,
                                                    1995           1994
                                                  (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $    30,628   $    26,896
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization                  60,052        54,646
      Deferred income taxes and investment
        tax credits                                   8,931        10,022
      Provision for uncollectible accounts            7,518         2,095
      Changes in current assets and
        current liabilities                         (44,611)      (32,836)
      Other - net                                   (10,541)         (850)
      Net cash from operating activities             51,977        59,973



CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (51,371)      (80,317)
      Cash used in investing activities             (51,371)      (80,317)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt retired                             (1,269)       (1,228)
  Dividends paid to shareholder                     (16,693)      (10,000)
  Net change in affiliate notes                      (3,133)          994
  Increase in short-term debt                        15,192        36,500
      Net cash from (used in) financing
      activities                                     (5,903)       26,266



  Increase (decrease) in cash                        (5,297)        5,922

  Cash at beginning of period                         7,709           808

  Cash at end of period                         $     2,412   $     6,730





       See Notes to Condensed Consolidated Financial Statements.

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

GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits required by Item 601 of Regulation S-K.

            (12)   Statement of Consolidated Ratio of Earnings to Fixed
                   Charges.

            (27)   Financial Data Schedule.

      (b) The Company filed no reports on Form 8-K during the second quarter of 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                               GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
                                                 (Registrant)






Date:  July 31, 1995                         WILLIAM M. EDWARDS, III
                                             WILLIAM M. EDWARDS, III
                                                   Controller
                                            (Chief Accounting Officer)