Form 10-Q
period 1995-09-30
GTE HAWAIIAN TELEPHONE CO INC
filed 1995-10-31
CIK 46216

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the period ended            September 30, 1995
                     ---------------------------------------------------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the transition period from ______________________ to _____________________



Commission File Number:       2-33059
                        ------------------------------------------------------

                  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          HAWAII                                       99-0049500
------------------------------------------------------------------------------
(State or other jurisdiction of                       (I. R. S.Employer
Incorporation or organization)                        Identification No.)

   600 Hidden Ridge, HQE04B12 - Irving, Texas               75038
------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code            214-718-5600
                                                   ---------------------------

------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

The registrant, a wholly owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES     X              NO
                                                 ---------            ---------


The Company had 10,000,000 shares of $25 par value common stock outstanding at September 30, 1995. The Company's common stock is 100% owned by GTE Corporation.

PART I.    FINANCIAL INFORMATION

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                   -------------------------        --------------------------
                                                     1995             1994             1995            1994
                                                   --------        ---------        ---------       ----------
                                                                    (Thousands of Dollars)
Operating revenues:
Local network services                             $ 61,157        $  56,564        $ 182,549       $  167,834
Network access services                              33,900           31,799           99,771           96,120
Long distance services                               26,072           33,144           74,173           92,491
Equipment sales and services                         23,035           19,422           58,225           59,445
Other                                                 7,553              180           39,755           40,044
                                                   --------        ---------        ---------       ----------
                                                    151,717          141,109          454,473          455,934
                                                   --------        ---------        ---------       ----------

Operating expenses:
Cost of sales and services                           71,723           70,610          199,173          215,983
Depreciation and amortization                        30,339           28,267           90,391           82,913
Selling, general and administrative                  24,019           29,952           77,151           86,054
                                                   --------        ---------        ---------       ----------
                                                    126,081          128,829          366,715          384,950
                                                   --------        ---------        ---------       ----------

Net operating income                                 25,636           12,280           87,758           70,984
                                                   --------        ---------        ---------       ----------

Other (income) deductions:
Interest expense - net                               10,267            8,519           29,666           25,327
Other - net                                            (523)             148             (787)             365
                                                   --------        ---------        ---------       ----------

Income before income taxes                           15,892            3,613           58,879           45,292

Income taxes                                          2,935              545           15,294           15,328
                                                   --------        ---------        ---------       ----------
Net income                                         $ 12,957        $   3,068        $  43,585       $   29,964
                                                   ========        =========        =========       ==========



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

         GTE HAWAIIAN TELEPHONE COMPANY  INCORPORATED AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Net income was $43.6 and $30.0 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of 45% or $13.6. This increase is primarily the result of lower operating expenses, primarily cost of sales and services, partially offset by increased depreciation and amortization expenses.

   OPERATING REVENUES

Operating revenues were $454.5 and $455.9 for the nine months ended September 30, 1995 and 1994, respectively, reflecting a decrease of $1.4.

Local network services revenues were $182.5 and $167.8 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of 9% or $14.7. This increases is primarily a result of the Public Utility Commission (PUC) of the State of Hawaii allowing recovery of the Company's accrual for Postretirement Benefits Other Than Pensions (OPEB). The PUC approved the Company's plan to reflect an additional $10.7 of OPEB expense in its rates, retroactive to January 1, 1995, resulting in $8.0 of increased revenues in the first nine months of 1995. Revenues in 1995 also increased due to continued customer growth as reflected by a 3% increase in access lines, which generated $3.4 in additional revenues, and a $2.3 increase in sales of custom calling features, such as SmartCall(R) services.

Network access services revenues were $99.8 and $96.1 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of 4% or $3.7. The nine month increase is primarily the result of a 7% increase in minutes of use, which generated $5.0 in additional revenues, and a $0.9 increase in end user access charge revenue resulting from continued line growth. Partially offsetting these increases are declines in interstate access revenues associated with price reductions of $2.1 and unfavorable pooling settlements of $1.2.

Long distance services revenues were $74.2 and $92.5 for the nine months ended September 30, 1995 and 1994, respectively, reflecting a decrease of 20% or $18.3. This decline is primarily due to lower international toll volumes of $7.6 and lower domestic toll volumes of $4.0. The lower domestic toll volumes are a result of economic conditions and increased competition with long distance carriers who became authorized to provide interisland toll service on a 10XXX basis. In anticipation of this competition, the Company lowered its toll rates by 11% which further reduced revenues by $3.3. See page 5, Other Matters, for further discussion.

Equipment sales and services revenues were $58.2 and $59.4 for the nine months ended September 30, 1995 and 1994, respectively, reflecting a decrease of 2% or $1.2. This decrease is primarily due to a $9.0 decline in revenues from international service contracts, which were not renewed in 1995. This was partially offset by a $4.0 increase in revenues from international service contracts initiated in 1995, growth in Radio Paging services, which generated $2.1 in additional revenues, and a $0.8 increase in sales of Personal Secretary voice messaging services.

         GTE HAWAIIAN TELEPHONE COMPANY  INCORPORATED AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   OPERATING EXPENSES

Operating expenses were $366.7 and $385.0 for the nine months ended September 30, 1995 and 1994, respectively, reflecting a decrease of 5% or $18.3. This decrease is primarily due to a $9.0 decrease in contractor costs and software upgrades associated with projects completed in 1994, as well as a $6.0 decrease in labor and benefits costs associated with the Company's re-engineering plan. The decrease is also due to higher costs in 1994 of $9.6 relating to the resolution of certain amounts owed to and from interexchange carriers. Partially offsetting these decreases is a $7.4 increase in depreciation and amortization primarily resulting from increased plant investments.

   OTHER DEDUCTIONS

Interest expense - net was $29.7 and $25.3 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of 17% or $4.4. The increase is primarily due to higher average short-term levels, accompanied by higher short-term borrowing rates for the first nine months of 1995 compared to the same period in 1994.

Income taxes remained virtually the same for the nine months ended September 30, 1995 and 1994. Although pretax income was higher in 1995, this increase was offset by higher reversal of tax rate differentials on deferred tax balances in 1995.



OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $78.3, which reduced net income by $48.2, primarily for incremental costs related to implementation of the Company's three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The major components of the estimated cost to implement the re-engineering plan and activity since inception are as follows (dollars in millions):

                             December 31,        1994         December 31,         1995        September 30,
Component                        1993          Activity           1994           Activity          1995
-----------------            ------------    -------------    ------------     ------------    -------------
Separation benefits          $       35.4    $        (0.7)   $       34.7     $       (1.5)   $        33.2
Systems                              31.3            (13.3)           18.0            (12.1)             5.9
Consolidation of
  facilities                          9.6             (1.5)            8.1             (1.8)             6.3
Other                                 2.0             (2.0)             --               --               --
                             ------------    -------------    ------------     ------------    -------------
    Total                    $       78.3    $       (17.5)   $       60.8     $      (15.4)   $       45.4
                             ============    =============    ============     ============    ============

There have been no significant changes made to the overall re-engineering plan as originally reported. As of September 30, 1995, $45.4 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

         GTE HAWAIIAN TELEPHONE COMPANY  INCORPORATED AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs) for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. In addition, each of the three options required an increase to the 3.3% productivity factor elected by the Company since 1991. The Company selected the following productivity factors and sharing thresholds for use in the 1995-1996 tariff year:

                                                            Sharing Parameters
  Tariff                    Productivity        -----------------------------------------
  Entity                      Factor                   50%                     100%
-----------               ----------------      ------------------     ------------------
Hawaii                         4.0%              12.25 - 13.25% ROR       Over 13.25% ROR
Micronesia                     5.3%              None                     None

Since the Company's access fees have been priced below the FCC's maximum price since 1991, the near-term impact of productivity increases are not expected to be significant. Under the interim rules, the Company filed tariffs to reduce rates by $5.0 annually, effective August 1, 1995. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access service markets and to establish the path towards decreased regulation of local exchange carriers' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula, and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

Federal telecommunications legislation has been passed by both the Senate and House of Representatives. The bills must now be reconciled by the joint Senate/House conference committee.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the manner in which the Company can provide interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

In May 1995, the FCC approved GTE's applications to construct a new fiber optic and coaxial-cable video network in four markets, including Honolulu, Hawaii. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval at some future date.

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

         GTE HAWAIIAN TELEPHONE COMPANY  INCORPORATED AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

                             (DOLLARS IN MILLIONS)


On May 30, 1995, the Company initially filed its 1995 Rate Case. Due to the PUC's June 9, 1995 decision on the 1993 Rate Case and the need to update the 1995 Rate Case for this decision, the Company withdrew its originally filed application and refiled on September 29, 1995. A stipulation between the Consumer Advocate and the Company was approved by the PUC on July 6, 1995, which preserves the 1995 test year, preserves the bifurcation of the rate case into Phase I for revenue requirement and Phase II for rate structure and rate design, and extends the protective agreement for the exchange of confidential information.

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

   REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $200 and $300. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

                GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND
                                 SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                         September 30,          December 31,
                                                                              1995                  1994
                                                                         -------------          ------------
                                                                                (Thousands of Dollars)

Current assets:
Cash                                                                     $       3,863          $      7,709
Receivables, less allowances
of  $9,908 and $9,010, respectively                                            145,466               137,478
Materials and supplies                                                          12,290                 7,998
Deferred income tax benefits                                                     6,175                12,061
Prepayments and other                                                           12,711                14,792
                                                                         -------------          ------------
Total current assets                                                           180,505               180,038
                                                                         -------------          ------------



Property, plant and equipment:
Original cost                                                                1,956,346             1,908,423

Accumulated depreciation                                                      (750,810)             (702,596)
                                                                         -------------          ------------
Net property, plant and equipment                                            1,205,536             1,205,827
                                                                         -------------          ------------


Prepaid pension costs                                                          134,936               114,804
                                                                         -------------          ------------




Other assets                                                                    26,749                26,580
                                                                         -------------          ------------




Total assets                                                             $   1,547,726          $  1,527,249
                                                                         =============          ============




See Notes to Condensed Consolidated Financial Statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                          September 30,          December 31,
                                                                             1995                   1994
                                                                          -------------          ------------
                                                                                 (Thousands of Dollars)

Current liabilities:
Short-term debt, including current maturities                             $      39,644          $    211,929
Accounts payable                                                                 53,517                42,660
Accrued taxes                                                                    26,890                15,310
Accrued interest                                                                  8,374                 7,341
Accrued payroll and vacations                                                    29,889                24,497
Accrued restructuring costs and other                                            51,448                55,181
                                                                          -------------          ------------
Total current liabilities                                                       209,762               356,918
                                                                          -------------          ------------



Long-term debt                                                                  519,674               371,840
                                                                          -------------          ------------


Reserves and deferred credits:
Deferred income taxes                                                           220,192               214,548
Employee benefit obligations                                                     24,855                12,709
Restructuring costs and other                                                    29,994                47,798
                                                                          -------------          ------------
Total reserves and deferred credits                                             275,041               275,055
                                                                          -------------          ------------



Shareholder's equity:
Common stock                                                                    250,000               250,000
Other capital                                                                    41,864                41,943
Reinvested earnings                                                             251,385               231,493
                                                                          -------------          ------------
Total shareholder's equity                                                      543,249               523,436
                                                                          -------------          ------------



Total liabilities and shareholder's equity                                $   1,547,726          $  1,527,249
                                                                          =============          ============



See Notes to Condensed Consolidated Financial Statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                        ----------------------------------
                                                                           1995                   1994
                                                                        -------------        -------------
                                                                              (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $      43,585        $      29,964
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization                                                  90,391               82,913
Deferred income taxes                                                          12,151                6,126
Provision for uncollectible accounts                                            8,701                3,919
Changes in current assets and current liabilities                              (6,105)             (36,852)
Other-net                                                                     (14,846)               1,389
                                                                        -------------        -------------
Net cash from operating activities                                            133,877               87,459
                                                                        -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                          (83,091)            (126,944)
                                                                        -------------        -------------
Cash used in investing activities                                             (83,091)            (126,944)
                                                                        -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issued                                                         148,236                   --
Long-term debt retired                                                         (6,914)             (11,825)
Dividends paid to shareholders                                                (23,693)             (16,938)
Net change in affiliate notes                                                  31,989               (3,003)
Increase (decrease) in short-term debt                                       (204,250)              76,844
                                                                        -------------        -------------
Net cash from (used in) financing activities                                  (54,632)              45,078
                                                                        -------------        -------------

Increase (decrease) in cash                                                    (3,846)               5,593

Cash at beginning of period                                                     7,709                  808
                                                                        -------------        -------------
Cash at end of period                                                   $       3,863        $       6,401
                                                                        =============        =============




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

(2) The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $200 and $300. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

(3) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES


PART II.    OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits required by Item 601 of Regulation S-K.

                          (27) Financial Data Schedule.

                 (b) GTE Hawaiian Telephone Company Incorporated filed a report on Form 8-K dated September 28, 1995 on October 2, 1995, under Item 5 "Other Events." No financial statements were filed with this report.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                     GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
                                     -------------------------------------------
                                                       (Registrant)



Date:       October 31, 1995               William M. Edwards, III
     ---------------------------      ------------------------------------
                                           William M. Edwards, III
                                                  Controller
                                           (Chief Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule
