Form 10-K405
period 1995-12-31
GTE HAWAIIAN TELEPHONE CO INC
filed 1996-03-26
CIK 46216

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended       December 31, 1995
                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from         to

Commission File Number               2-33059

                   GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 HAWAII                                  99-0049500
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

600 Hidden Ridge, HQE04B12 - Irving, Texas                 75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

Registrant's telephone number, including area code      214-718-5600

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

THE COMPANY HAD 10,000,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 29, 1996. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

THE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS


Item                                                                                    Page
Part I

       1.     Business                                                                     1

       2.     Properties                                                                   4

       3.     Legal Proceedings                                                            4

       4. Submission of Matters to a Vote of Security Holders - This item has been omitted in accordance with the relief provisions under General Instruction J of Form 10-K

Part II

       5.     Market for the Registrant's Common Equity and Related                        5
              Shareholder Matters

       6. Selected Financial Data - This item has been omitted in accordance with the relief provisions under General Instruction J of Form
              10-K

       7.     Management's Discussion and Analysis of Financial                            6
              Condition and Results of Operations

       8.     Financial Statements and Supplementary Data                                 11

       9.     Changes in and Disagreements with Accountants on                            31
              Accounting and Financial Disclosure

Part III

The following items have been omitted in accordance with the relief provisions under General Instruction J of Form 10-K:

      10.     Directors and Executive Officers of the Registrant

      11.     Executive Compensation

      12.     Security Ownership of Certain Beneficial Owners and Management

      13.     Certain Relationships and Related Transactions

Part IV

      14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K             32

PART I

Item 1.  Business

GTE Hawaiian Telephone Company Incorporated (the Company) (formerly Hawaiian Telephone Company) was incorporated under the laws of the Kingdom of Hawaii in 1883. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in Hawaii and in the Pacific and Asia.

The Company owns a majority interest in the Micronesian Telecommunications Corporation (MTC). MTC, which is headquartered on Saipan in the Commonwealth of the Northern Marianas, provides local and international telecommunications services on the islands of Saipan, Tinian and Rota. In addition, the Company has a wholly-owned subsidiary, GTE Hawaiian Tel Insurance Company Incorporated, which provides auto liability, general liability and workers' compensation insurance to the Company on a direct basis.


The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. The Company provides local telephone service on each island in Hawaii and provides intraLATA (Local Access and Transport Area) toll service among the islands. InterLATA toll services between Hawaii and domestic points within the United States are provided by interexchange carriers (IXCs) which connect to the Company's local facilities for call origination and termination. The IXCs are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company also provides interLATA toll service between Hawaii and international termination points in competition with interLATA common carriers. These international revenues are settled between the Company and interLATA common carriers through revenue sharing arrangements. The Company earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers. At December 31, 1995, the Company served 780,580 access lines in its service territories.


At December 31, 1995, the Company had 3,025 employees.

The Company has written agreements with the International Brotherhood of Electrical Workers (IBEW) covering substantially all non-management employees. In 1994, the contracts with the IBEW expired. An agreement has not yet been reached and negotiations will continue during 1996.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the Public Utilities Commission (PUC) of the State of Hawaii as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate and international operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers (CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(sm), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been authorized in fifteen states, including Hawaii. During the first quarter of 1995, the PUC authorized AT&T and Sprint Communications Company, L.P., d.b.a. Long Distance/USA (Sprint) to provide interisland toll service on a 10XXX basis, effective March 1, 1995. The PUC reserves the right to modify or rescind the authority depending on the impact to the Company. On February 14, 1995, the PUC approved the Company's request to lower its toll rates and make changes to its various calling plans to keep them competitive with AT&T's rates. On February 22, 1995, the PUC granted MCI Communications Corporations' application to provide interisland toll service on a 10XXX basis.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.

For the provision of interstate and international access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the local-exchange carrier (LEC) may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 10 of the Company's consolidated financial statements included in Item 8.

The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $78.3 million re-engineering program. Since the program began in 1994, costs of $38.9 million have been charged to the restructuring reserve --$28.5 million related to customer service processes, $3.9 million related to administrative processes and $6.5 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

World Class Network

During 1995, the Company deployed its ISDN-based World Class Network in Honolulu, Hawaii, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables the Company to provide advanced services such as high-speed data transmission and video conferencing.


ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

Item 2.  Properties

The Company's property consists of land, structures and equipment required to provide various telecommunications services. All of the aforementioned properties, located in the state of Hawaii and islands of Saipan, Tinian and Rota, are generally in good operating condition and adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to liens of its respective mortgages securing funded debt. From January 1, 1991 to December 31, 1995, the Company made capital expenditures of $788 million for new plant and facilities required to meet telecommunications service needs and to modernize plant and facilities. These additions were equal to 39% of gross plant of $2 billion at December 31, 1995.

In response to recently enacted and pending legislation and the increasingly competitive environment, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995.

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 to the Company's consolidated financial statements included elsewhere herein for further detail.

Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's consolidated financial statements.

PART II


Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation (GTE).


SHAREHOLDER SERVICES

The First National Bank of Boston, Transfer Agent and Registrar for GTE and the Company's common stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

-        Account information
-        Dividends
-        Market prices
-        Transfer instructions
-        Statements and reports
-        Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-617-575-2990.

Or write to:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         P.O. Box 9121
         Mail Stop 45-02-60
         Boston, MA 02205-9121

For overnight delivery services, use the following address:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1995 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET
Internet World Wide Web users can access information on GTE Corporation through the following universal resource:
         http://www.gte.com

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE Hawaiian Telephone Company Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides a full range of telecommunications products and services in Hawaii and in the Pacific and Asia. The Company's majority-owned subsidiary, Micronesian Telecommunications Corporation (MTC), is headquartered on Saipan and provides local and international telecommunications services on the islands of Saipan, Tinian and Rota. In addition, the Company has a wholly-owned subsidiary, GTE Hawaiian Tel Insurance Company Incorporated, which provides auto liability, general liability and workers' compensation insurance to the Company on a direct basis. At December 31, 1995, the Company served 780,580 access lines in its service territories.

RESULTS OF OPERATIONS

                                                        Years Ended December 31,
                                                        ------------------------
                                                        1995               1994
                                                        ----               ----
         Net income (loss)                            $(225.5)             $29.8


The net loss for 1995 includes an extraordinary after-tax charge of $263.4 for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995. Excluding this charge, net income increased 27% or $8.1 in 1995. The 1995 increase is primarily due to higher revenues and sales resulting from continued customer growth and lower operating costs and expenses, partially offset by increased depreciation and amortization expenses.

REVENUES AND SALES

                                                        Years Ended December 31,
                                                        ------------------------
                                                         1995              1994
                                                         ----              ----
         Local services                                 $244.1            $225.9
         Network access services                         134.6             128.8
         Toll services                                    96.3             121.9
         Other services and sales                        136.8             127.6
                                                        ------            ------

             Total revenues and sales                   $611.8            $604.2

Total revenues and sales increased 1% or $7.6 in 1995.


Local service revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. The Company has not had a rate increase since 1985. For further discussion of rate matters, see Note 10 of the Company's consolidated financial statements included in Item 8. Local service revenues increased 8% or $18.2 in 1995. This increase is primarily a result of the Public Utility Commission (PUC) of the State of Hawaii allowing recovery of the Company's accrual for Postretirement Benefits Other Than Pensions (OPEB). The PUC approved the Company's plan to reflect an additional $10.7 of OPEB expense in its rates, retroactive to January 1, 1995, resulting in $10.7 of increased revenues for 1995. Revenues in 1995 also increased due to continued customer growth as reflected by a 3% increase in access lines, which generated $3.7 in additional revenues, and a $2.9 increase in sales of nontraditional services including CentraNet(R), and data and custom calling features, such as SmartCall(R).

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance services to their customers. In addition, business and residential customers pay end-user access fees to connect to the local network to obtain long distance service. Network access service revenues increased 5% or $5.8 in 1995. This increase is primarily a result of an 8% increase in minutes of use, which generated $7 in additional revenues. Partially offsetting these increases are declines in interstate access revenues associated with price reductions of $2.8.

The Company provides intraLATA (Local Access and Transport Area) toll service among the islands. The Company also provides interLATA toll service between Hawaii and international termination points in competition with interLATA common carriers. These international revenues are settled between the Company and interLATA common carriers through revenue sharing arrangements. Toll service revenues decreased 21% or $25.6 in 1995. This decline is primarily due to lower international toll volumes of $10.5 and lower domestic toll volumes of $6.1. The lower domestic toll volumes are a result of economic conditions and competition with long distance carriers who became authorized to provide interisland toll service on a 10XXX basis. In anticipation of this competition, the Company lowered its intraLATA toll rates by 11% which further reduced revenues by $4.7.

Other services and sales revenues increased 7% or $9.2 in 1995. This increase is primarily a result of growth in Radio Paging services of $6.5 and revenues recognized in 1995 for life extensions of 1994 directories of $5.7. Revenues also increased $5 from international service contracts initiated in 1995. Partially offsetting these increases are declines from international service contracts, which were not renewed in 1995, of $9.0.

OPERATING COSTS AND EXPENSES

                                                        Years Ended December 31,
                                                        ------------------------
                                                         1995              1994
                                                         ----              ----
         Cost of services and sales                     $273.6            $280.7
         Selling, general and administrative             122.6             128.2
         Depreciation and amortization                   123.9             116.5
                                                        ------            ------

             Total operating costs and expenses         $520.1            $525.4

Total operating costs and expenses decreased 1% or $5.3 in 1995. This decrease is primarily due to higher costs in 1994 of $14.8 relating to the resolution of certain amounts owed to and from interexchange carriers. Partially offsetting these decreases are increases in depreciation and amortization of $7.4 primarily resulting from increased plant investments in 1995 and higher provisions for uncollectible customer and long distance carrier receivables of $2.9 in 1995.

OTHER EXPENSES

                                                        Years Ended December 31,
                                                        ------------------------
                                                        1995               1994
                                                        ----               ----
         Interest - net                                 $39.5              $35.0
         Income taxes                                    15.0               12.6

Interest - net increased 13% or $4.5 in 1995. This increase is primarily due to higher debt levels resulting from the issuance of long-term debt in August 1995 and higher average commercial paper levels and rates in 1995.

Income taxes increased 19% or $2.4 in 1995. This increase is a result of higher pre-tax income and a smaller portion of income from nontaxable foreign operations. Partially offsetting this increase were higher reversals of tax rate differentials.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the Public Utilities Commission (PUC) of the State of Hawaii as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate and international operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers (CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(sm), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been authorized in fifteen states, including Hawaii. During the first quarter of 1995, the PUC authorized AT&T and Sprint Communications Company, L.P., d.b.a. Long Distance/USA (Sprint) to provide interisland toll service on a 10XXX basis, effective March 1, 1995. The PUC reserves the right to modify or rescind the authority depending on the impact to the Company. On February 14, 1995, the PUC approved the Company's request to lower its toll rates and make changes to its various calling plans to keep them competitive with AT&T's rates. On February 22, 1995, the PUC granted MCI Communications Corporations' application to provide interisland toll service on a 10XXX basis.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.

For the provision of interstate and international access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the local-exchange carrier (LEC) may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 10 of the Company's consolidated financial statements included in Item 8.

The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.


INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $78.3 re-engineering program. Since the program began in 1994, costs of $38.9 have been charged to the restructuring reserve --$28.5 related to customer service processes, $3.9 related to administrative processes and $6.5 related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

World Class Network

During 1995, the Company deployed its ISDN-based World Class Network in Honolulu, Hawaii, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables the Company to provide advanced services such as high-speed data transmission and video conferencing.


ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. In discontinuing the application of FAS 71, the Company used a methodology similar to FAS 121 in determining the amount of asset impairments. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.


INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data


GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME


Years Ended December 31                          1995        1994        1993
-----------------------                          ----        ----        ----
                                                    (Thousands of Dollars)
Revenues and sales (a):
  Local services                              $ 244,106    $225,913    $214,627
  Network access services                       134,588     128,840     112,712
  Toll services                                  96,252     121,871     106,867
  Other services and sales                      136,814     127,587     142,227
                                              ---------    --------    --------

    Total revenues and sales                    611,760     604,211     576,433
                                              ---------    --------    --------

Operating costs and expenses (b):
  Cost of services and sales                    273,636     280,648     273,091
  Selling, general and administrative           122,603     128,247     109,145
  Depreciation and amortization                 123,876     116,478     104,202
  Restructuring                                      --          --      78,275
                                              ---------    --------    --------

    Total operating costs and expenses          520,115     525,373     564,713
                                              ---------    --------    --------

Operating income                                 91,645      78,838      11,720

Other (income) expense:
  Interest - net                                 39,500      35,039      27,107
  Other - net                                      (779)      1,387        (480)
                                              ---------    --------    --------

Income (loss) before income taxes                52,924      42,412     (14,907)
  Income taxes (benefit)                         15,023      12,613      (9,865)
                                              ---------    --------    --------

Income (loss) before extraordinary               37,901      29,799      (5,042)
   charge
  Extraordinary charge                         (263,419)         --          --
                                              ---------    --------    --------

Net income (loss)                             $(225,518)   $ 29,799    $ (5,042)
                                              =========    ========    ========


(a) Includes billings to affiliates of $41,958, $38,420 and $38,198 for the years 1995-1993, respectively.

(b) Includes billings from affiliates of $45,446, $37,322 and $33,174 for the years 1995-1993, respectively.


See Notes to Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31                                                 1995         1994
-----------                                                 ----         ----
                                                         (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                         $    4,515   $    7,709
  Receivables, less allowances of $6,338 and $9,010         150,560      137,478
  Inventories and supplies                                    8,829        7,998
  Deferred income tax benefits                               18,157       12,061
  Prepaid taxes                                              11,707       12,507
  Other                                                       3,620        2,285
                                                         ----------   ----------

    Total current assets                                    197,388      180,038
                                                         ----------   ----------

Property, plant and equipment, net                          809,445    1,205,827

Prepaid pension costs                                       141,083      114,804

Other assets                                                  6,899       26,580
                                                         ----------   ----------

Total assets                                             $1,154,815   $1,527,249
                                                         ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term obligations, including current maturities   $  123,764   $  211,929
  Accounts payable                                           19,744       25,785
  Affiliate payables and accruals                            17,787       16,875
  Advanced billings and customer deposits                    17,762       16,764
  Taxes payable                                              15,927       15,310
  Accrued interest                                           11,786        7,341
  Accrued payroll costs                                      31,351       24,497
  Accrued restructuring costs                                39,353       19,890
  Other                                                      13,009       18,527
                                                         ----------   ----------

    Total current liabilities                               290,483      356,918
                                                         ----------   ----------

Non-current liabilities:
  Long-term debt                                            482,412      371,840
  Deferred income taxes                                      78,114      214,548
  Restructuring costs                                            --       40,926
  Other liabilities                                          30,378       20,378
                                                         ----------   ----------

    Total non-current liabilities                           590,904      647,692
                                                         ----------   ----------

Shareholder's equity:
  Common stock (10,000,000 shares issued)                   250,000      250,000
  Additional paid-in capital                                 41,146       41,146
  Retained earnings (deficit)                               (17,718)     231,493
                                                         ----------   ----------

    Total shareholder's equity                              273,428      522,639
                                                         ----------   ----------

Total liabilities and shareholder's equity               $1,154,815   $1,527,249
                                                         ==========   ==========






See Notes to Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31                                      1995         1994         1993
-----------------------                                      ----         ----         ----
                                                                   (Thousands of Dollars)
Operations:
   Income (loss) before extraordinary charge              $  37,901    $  29,799    $  (5,042)
   Adjustments to reconcile income (loss) before
     extraordinary charge to net cash from operations:
     Depreciation and amortization                          123,876      116,478      104,202
     Deferred income taxes                                   22,112       13,405        4,264
     Restructuring costs                                         --           --       78,275
     Provision for uncollectible accounts                     9,119        5,673       12,679
     Change in current assets and current liabilities:
              Receivables - net                             (13,154)     (19,362)     (29,413)
              Other current assets                           (1,366)        (885)       1,767
              Accrued taxes and interest                      5,062        5,225         (430)
              Other current liabilities                     (23,337)     (20,408)       5,896
     Other - net                                            (22,189)     (16,043)     (36,755)
                                                          ---------    ---------    ---------

     Net cash from operations                               138,024      113,882      135,443
                                                          ---------    ---------    ---------

Investing:
Capital expenditures                                       (130,127)    (171,667)    (190,612)
                                                          ---------    ---------    ---------

     Cash used in investing                                (130,127)    (171,667)    (190,612)
                                                          ---------    ---------    ---------

Financing:
Common stock issued                                              --           --       40,000
Long-term debt issued                                       148,236           --      123,466
Long-term debt retired                                       (8,301)     (12,702)     (19,143)
Dividends                                                   (23,693)     (20,631)     (24,648)
Increase (decrease) in short-term obligations,
 excluding current maturities                              (127,333)      98,019      (67,944)
                                                          ---------    ---------    ---------

     Net cash from (used in) financing                      (11,091)      64,686       51,731
                                                          ---------    ---------    ---------


Increase (decrease) in cash and temporary investments        (3,194)       6,901       (3,438)

Cash and temporary investments:
   Beginning of year                                          7,709          808        4,246
                                                          ---------    ---------    ---------

   End of year                                            $   4,515    $   7,709    $     808
                                                          =========    =========    =========


Cash paid (refunded) during the year for:
   Interest                                               $  37,321    $  35,737    $  28,459
   Income taxes                                               9,945        4,960      (11,086)



See Notes to Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                     Additional   Retained
                                            Common    Paid-In     Earnings
                                            Stock     Capital     (Deficit)    Total
                                            -----     -------     ---------    -----
                                                (Thousands of Dollars)

Shareholder's equity, December 31, 1992    $210,000   $40,809    $ 252,135   $ 502,944
Net loss                                                            (5,042)     (5,042)
Dividends declared                                                 (29,768)    (29,768)
Issuance of common stock                     40,000                             40,000
Other                                                      12                       12
                                           --------   -------     --------   ---------
Shareholder's equity, December 31, 1993     250,000    40,821      217,325     508,146

Net income                                                          29,799      29,799
Dividends declared                                                 (15,631)    (15,631)
Other                                                     325                      325
                                           --------   -------     --------   ---------
Shareholder's equity, December 31, 1994     250,000    41,146      231,493     522,639

Net loss                                                          (225,518)   (225,518)
Dividends declared                                                 (23,693)    (23,693)
                                           --------   -------     --------   ---------
Shareholder's equity, December 31, 1995    $250,000   $41,146    $ (17,718)  $ 273,428
                                           ========   =======    =========   =========






See Notes to Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Hawaiian Telephone Company Incorporated (the Company) provides a wide variety of communications services, in Hawaii and in the Pacific and Asia, ranging from local telephone service for the home and office to highly complex voice and data services for various industries. The Company owns a majority interest in the Micronesian Telecommunications Corporation (MTC), headquartered in Saipan, which provides local and international telecommunications services to the islands of Saipan, Tinian and Rota. In addition, the Company has a wholly-owned subsidiary, GTE Hawaiian Tel Insurance Company Incorporated, which provides auto liability, general liability and workers' compensation insurance to the Company on a direct basis. At December 31, 1995 the Company served 780,580 access lines in its service territories. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).


BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated.

The Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), in the fourth quarter of 1995 (see Note 2). The 1995 financial presentation reflects account classifications consistent with unregulated enterprises operating in a competitive environment. Specifically, uncollectible revenue accounts have been reclassified from revenues and sales to selling, general and administrative expenses. Reclassifications of prior-year data have been made, where appropriate, to conform to the 1995 presentation.


TRANSACTIONS WITH AFFILIATES

Certain affiliated companies, which are not subsidiaries of the Company, supply construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $27.7 million, $27.1 million and $42.4 million for the years 1995-1993, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a normal return realized by the affiliates.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $45.4 million, $37.3 million and $33.2 million for the years 1995-1993, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering, and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transactions are based on a proportional cost allocation method as filed with the Federal Communications Commission.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $42 million, $38.4 million and $38.2 million for the years 1995-1993, respectively.


DEPRECIATION AND AMORTIZATION

The Company has historically provided for depreciation on a straight-line basis over asset lives approved by regulators. Beginning in 1996, the Company will provide for depreciation on a straight-line basis over the estimated economic lives of its assets (see Note 2). Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

Franchises, goodwill and other intangibles are amortized on a straight-line basis over the periods to be benefited, or 40 years, whichever is less.


REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.


INVENTORIES AND SUPPLIES

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.


EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on accumulated benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), effective January 1, 1993. FAS 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely. Deferred income taxes are not provided on undistributed earnings of the Company's foreign subsidiary, approximately $27 million at December 31, 1995, as such earnings are expected to be permanently reinvested in the foreign subsidiary.


COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. In discontinuing the application of FAS 71, the Company used a methodology similar to FAS 121 in determining the amount of asset impairments. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.


2.  EXTRAORDINARY CHARGE

In response to recently enacted and pending legislation (see Note 10) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $263.4 million (net of tax benefits of $167.8 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. The amount of the charge was based on an analysis of the discounted cash flows expected to be generated by the embedded telephone plant and equipment over their remaining economic lives. In addition to the one-time charge, the Company, beginning in 1996, will shorten the depreciable lives of its telephone plant and equipment as follows as a result of the discontinuance of FAS 71:

                                                 Depreciable Lives
                                            ---------------------------
                                            Average
           Asset Category                   Before                After
           --------------                   ------                -----
           Copper                            20-30                 15
           Switching                         17-19                 10
           Circuit                           11-13                  8
           Fiber                             25-30                 20


3.  RESTRUCTURING COSTS

As previously reported, results for 1993 included a one-time pre-tax restructuring charge of $78.3 million, which reduced net income by $48.2 million, primarily for incremental costs related to implementation of the Company's three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The major components of the estimated cost to implement the re-engineering plan and activity since inception are as follows (dollars in millions):

                                 December 31,                       December 31,
Component                            1993           Activity            1995
---------                        ------------       --------        ------------
Customer service                    $52.8           $(28.5)            $24.3
Administrative                       19.0             (3.9)             15.1
Other                                 6.5             (6.5)               --
                                    -----           ------             -----
    Total                           $78.3           $(38.9)            $39.4
                                    =====           ======             =====

Implementation of the re-engineering plan began during 1994 and is expected to be substantially completed by the end of 1996. Costs of $38.9 million have been incurred since the plan's inception. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions.


4.  COMMON STOCK

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

5.  DEBT

Long-term debt as of December 31 was as follows:

                                                                                        1995                 1994
                                                                                        ----                 ----
                                                                                          (Thousands of Dollars)
First mortgage bonds:
    4 1/2 % Series Q,  due 1995                                                       $     --             $  5,000
    5 5/8 % Series R,  due 1997                                                         16,000               16,000
    6 3/4 % Series S,  due 1998                                                         20,000               20,000
    8 3/4 % Series T,  due 2000                                                         35,000               35,000
    8     % Series U,  due 2001                                                         20,000               20,000
    8 1/2 % Series V,  due 2006                                                         35,000               35,000
    9     % Series AA, due 2000                                                         75,000               75,000
    6 3/4 % Series BB, due 2005                                                        125,000              125,000

Debentures:
      7   % Series A,  due 2006                                                        150,000                   --

Other:
    5% Rural Utilities Services first mortgage bond, maturing through 2018               9,585                9,806
    Rural Telephone Bank first mortgage bonds,
         maturing through 2025, rates ranging from 5.43% to 7.5%                        31,906               32,933
    GTE Leasing Corporation financing agreements, maturing
         through 2001, rates ranging from 8.8% to 10.32%                                 4,831                6,164
    Other                                                                                  801                1,520
                                                                                      --------             --------

  Total principal amount                                                               523,123              381,423

Less: discount and premium - net                                                        (2,911)              (1,904)
                                                                                      --------             --------

  Total                                                                                520,212              379,519

Less: current maturities of long-term debt                                             (37,800)              (7,679)
                                                                                      --------             --------

  Total long-term debt                                                                $482,412             $371,840
                                                                                      ========             ========


In August 1995, the Company issued $150 million of 7% Series A Debentures, due 2006, toward the repayment of short-term debt incurred for the purpose of financing the Company's construction program.

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

Estimated payments of long-term debt during the next five years are: $37.8 million in 1996; $18.6 million in 1997; $22 million in 1998; $2.1 million in 1999; and $77.2 million in 2000.

On March 1, 1996, the Company redeemed prior to stated maturity the $35 million 8 3/4% Series T first mortgage bond.

                                                          1995            1994
                                                          ----            ----
                                                         (Thousands of Dollars)
Commercial paper - average rate 5.9%                    $     --        $204,250
Notes payable to banks - average rate 6.1%                85,964              --
Current maturities of long-term debt                      37,800           7,679
                                                        --------        --------
  Total                                                 $123,764        $211,929
                                                        ========        ========

A $3.5 billion credit line is available to the Company through shared lines of credit with GTE and other affiliates. Most of these arrangements require payment of annual commitment fees of .1% of the unused lines of credit.


6.   FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1995, the estimated fair value of long-term debt based on either quoted market prices or an option pricing model, exceeded the carrying value by approximately $12 million. The estimated fair value of long-term debt as of December 31, 1994 was lower than the carrying value by approximately $26 million.

7.   INCOME TAXES

The income tax provision (benefit) is as follows:


                                                    1995       1994       1993
                                                    ----       ----       ----
                                                      (Thousands of Dollars)
Current:
  Federal                                         $   709    $ 3,195    $ (6,730)
  State                                            (7,798)    (3,987)     (7,399)
                                                  -------    -------    --------
                                                   (7,089)      (792)    (14,129)
                                                  -------    -------    --------
Deferred:
  Federal                                          14,101      8,253          88
  State                                             8,869      5,970       5,247
                                                  -------    -------    --------
                                                   22,970     14,223       5,335
                                                  -------    -------    --------

Amortization of deferred investment tax credits      (858)      (818)     (1,071)
                                                  -------    -------    --------
    Total                                         $15,023    $12,613    $ (9,865)
                                                  =======    =======    ========



A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

                                                                    1995       1994       1993
                                                                    ----       ----       ----
                                                                      (Thousands of Dollars)
Amounts computed at statutory rates                               $18,523    $14,844    $(5,217)
  State income taxes, net of federal income tax benefits              696      1,288     (6,554)
  Amortization of deferred investment tax credits                    (858)      (818)    (1,071)
  Depreciation of telephone plant construction costs
    previously deducted for tax purposes - net                      1,297      1,516      1,728
  Rate differentials applied to reversing temporary differences    (1,752)    (1,267)    (1,046)
  Undistributed earnings of foreign subsidiary                     (2,259)    (4,154)    (2,424)
  Other differences - net                                            (624)     1,204      4,719
                                                                  -------    -------    -------
Total provision (benefit)                                         $15,023    $12,613    $(9,865)
                                                                  =======    =======    =======


The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31 are as follows:

                                                        1995             1994
                                                        ----             ----
                                                        (Thousands of Dollars)
Depreciation and amortization                         $ 11,958         $160,418
Employee benefit obligations                           (15,552)          (9,278)
Prepaid pension costs                                   52,563           42,390
Restructuring costs                                    (15,312)         (23,664)
Investment tax credits                                   3,569            5,193
Capital goods excise tax credits                        30,434           24,523
Other - net                                             (7,703)           2,905
                                                      --------         --------
    Total                                             $ 59,957         $202,487
                                                      ========         ========

8.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1995-1993 were as follows:

                                                   1995       1994       1993
                                                   ----       ----       ----
                                                     (Thousands of Dollars)
Benefits earned during the year                 $   9,915   $ 11,988   $ 13,919
Interest cost on projected benefit obligations     28,421     26,565     31,254
Return on plan assets:
  Actual                                         (130,646)     1,168    (98,181)
  Deferred                                         79,499    (49,374)    48,102
Other - net                                       (11,779)    (9,087)   (11,429)
                                                ---------   --------   --------
  Total - net                                   $ (24,590)  $(18,740)  $(16,335)
                                                =========   ========   ========

The expected long-term rate of return on plan assets was 8.5% for 1995 and 1994, and 8.25% for 1993.

The funded status of the plans and the net prepaid pension costs at December 31, were as follows:

                                                            1995         1994
                                                            ----         ----
                                                         (Thousands of Dollars)
Vested benefit obligations                               $(303,917)   $(254,739)
                                                         =========    =========

Accumulated benefit obligations                          $(313,751)   $(264,373)
                                                         =========    =========

Plan assets at fair value                                $ 721,656    $ 607,449
Less: projected benefit obligations                        402,635      346,595
                                                         ---------    ---------
Excess of assets over projected benefit obligations        319,021      260,854
Unrecognized net transition asset                          (28,216)     (36,322)
Unrecognized net gain                                     (149,722)    (109,728)
                                                         ---------    ---------
  Total - net                                            $ 141,083    $ 114,804
                                                         =========    =========

Assumptions used to develop the projected benefit obligations at December 31, were as follows:

                                                          1995             1994
                                                          ----             ----
Discount rate                                             7.50%            8.25%
Rate of compensation increase                             5.25%            5.50%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). FAS 106 requires that the expected costs of these benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and commencing January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of FAS 106, the cost of these benefits was charged to expense as paid.

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1995-1993 included the following components:

                                                                    1995       1994       1993
                                                                    ----       ----       ----
                                                                      (Thousands of Dollars)
Benefits earned during the year                                   $ 1,862    $ 2,595    $ 3,275
Interest cost on accumulated postretirement benefit obligations    15,458     16,374     15,320
Actual return on plan assets                                       (5,705)     1,086       (925)
Amortization of transition obligation                               7,500      7,598     11,466
Other - net                                                         4,416       (722)        --
                                                                  -------    -------    -------
  Total - net                                                     $23,531    $26,931    $29,136
                                                                  =======    =======    =======

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                     1995         1994
                                                                     ----         ----
                                                                  (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                        $ 100,385    $ 105,544
  Fully eligible active plan participants                           104,801       86,350
  Other active plan participants                                     22,157       23,485
                                                                  ---------    ---------
Total accumulated postretirement benefit obligations                227,343      215,379
Less: fair value of plan assets                                      51,102       35,193
                                                                  ---------    ---------
Excess of accumulated obligations over plan assets                  176,241      180,186
Unrecognized transition obligation                                 (126,421)    (135,971)
Unrecognized prior service cost                                     (12,252)     (13,629)
Unrecognized net loss                                               (13,192)     (19,161)
                                                                  ---------    ---------
  Total                                                           $  24,376    $  11,425
                                                                  =========    =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1995 and 8.25% at December 31, 1994. The assumed health care cost trend rates in 1995 and 1994 were 11% and 12%, respectively, for pre-65 participants and 8.5% and 9.0%, respectively, for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1995 costs by $3 million and the accumulated postretirement benefit obligations at December 31, 1995 by $35.5 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for non-union employees retiring on or after January 1, 1995. These changes include, among others, newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service. The resulting unrecognized prior service benefits are being amortized over the remaining service lives of the employees.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $3 million, $3 million and $3.5 million in 1995-1993, respectively.


9.  PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment is summarized as follows at December 31:

                                                          1995           1994
                                                          ----           ----
                                                        (Thousands of Dollars)
Land                                                   $   11,551     $   10,782
Buildings                                                 155,302        150,120
Plant & equipment                                       1,583,187      1,521,458
Other                                                     217,761        226,063
                                                       ----------     ----------
  Total                                                 1,967,801      1,908,423
  Accumulated depreciation (see Note 2)                 1,158,356        702,596
                                                       ----------     ----------
  Total property, plant and equipment - net            $  809,445     $1,205,827
                                                       ==========     ==========

Depreciation provisions in 1995-1993 were equivalent to a composite average percentage of 6.3%, 6.5% and 6.2%, respectively.

10.  REGULATORY AND COMPETITIVE MATTERS

The Company is subject to regulation by the Public Utilities Commission (PUC) of the State of Hawaii with respect to intrastate business operations and by the Federal Communications Commission (FCC) for its interstate and international business operations, earth station ownership and the use of authorized radio frequencies.

INTRASTATE SERVICES

Rate Matters

On May 11, 1993, the Company filed a general rate increase application with the PUC, requesting approval to increase intrastate revenues by $50.4 million. This represented a 15.9% increase over intrastate revenues for 1993 at current rates, and was the first rate increase application the Company has filed since 1985. The Company's rate restructure proposal and earnings investigation which were in progress were incorporated into the rate case docket. Hearings took place in March and April 1994. On June 14, 1994, the PUC ordered that the Company continue its rates at existing levels and denied the Consumer Advocate's recommendation for an interim revenue decrease.

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

On November 29, 1994, the PUC issued an order approving the adoption of accrual accounting for Postretirement Benefits Other Than Pensions (FAS 106) for ratemaking purposes. The PUC's order directed the Company to file plans for reflecting the full impact of FAS 106 in rates to be effective January 1, 1995. The PUC approved on January 19, 1995, the Company's plan to reflect an additional $10.7 million of Postretirement Benefits Other Than Pensions in its rates, retroactive to January 1, 1995.

On June 9, 1995, the PUC issued a decision on the Company's 1993 Rate Case. The PUC ordered that the Company's existing rate of return, rate base, and rate structure remain unchanged until the next rate case. The Company notified the PUC on July 10, 1995 that it would appeal the decision to the Supreme Court and the Intermediate Court of Appeals of the State of Hawaii. It is anticipated that the PUC may take up to one year to prepare the record for the court, from which time the Company will have forty days to file its brief. Anticipated resolution will take approximately one to two years.

On September 29, 1995, the Company filed an application to increase its rates by $74 million in its 1995 Rate Case. The PUC approved bifurcation of the proceeding into a revenue requirement phase (Phase I) and a rate design phase (Phase II). The PUC held public hearings on Phase I in late 1995. The Department of Defense (DOD), AT&T Communications of Hawaii (AT&T) and Pacwest Telecommunications Corporation (Pacwest) filed motions to intervene in this proceeding. On January 12, 1996, the PUC granted the DOD intervention in both phases but limited AT&T and Pacwest to participating in the formulation of issues for Phase I. The PUC indicated that after the issues are approved, AT&T and Pacwest may file motions to intervene if it appears that the issues will significantly impact their interests. They will also have the opportunity to file for intervention in Phase II after public hearings for that phase are held. The Company anticipates that it will file its Phase II proposal in mid-1996.


Other

On May 11, 1993, the PUC initiated a communications infrastructure proceeding which was intended to investigate such issues as: what markets should be opened to competition; who should be allowed to compete in those markets; and what rules, if any, should apply. Parties filed opening testimony on these matters on March 24, 1995 and rebuttal testimony on April 28, 1995. Evidentiary hearings were held beginning May 22, 1995 and concluding on June 7, 1995. A position statement and reply were filed on June 22, 1995 and July 7, 1995, respectively. On October 26, 1995, the PUC issued draft rules that will govern the introduction of and transition to competition in the intrastate telecommunications market, and the implementation of a state universal service fund, under the PUC's direction and oversight. Parties submitted suggested revisions and comments on the draft rules on November 15, 1995. Public hearings on the proposed rules occurred during the first quarter of 1996. A final resolution is expected in 1996.

During the first quarter of 1995, the PUC authorized AT&T and Sprint Communications Company, L.P., d.b.a. Long Distance/USA (Sprint) to provide interisland toll service on a 10XXX basis, effective March 1, 1995. The PUC reserves the right to modify or rescind the authority depending on the impact to the Company. On February 14, 1995, the PUC approved the Company's request to lower its toll rates and make changes to its various calling plans to keep them competitive with AT&T's rates. On February 22, 1995, the PUC granted MCI Communication Corporations' application to provide interisland toll service on a 10XXX basis.

On March 20, 1995, the PUC authorized the expansion of the operating authority of Pacwest to allow Pacwest to provide both data and voice digital transmission services on a point-to-point basis. Pacwest is now seeking approval to provide intrastate telecommunications services within the state. On August 17, 1995, the PUC granted the application of Time Warner Communications of Hawaii, L.P., d.b.a. Oceanic Communications (Oceanic) to provide digital and analog intrastate dedicated transport in the City & County of Honolulu. Thereafter, on November 27, 1995, the PUC granted Oceanic's request to expand its geographic authority to provide dedicated transport services within the entire state. On September 29, 1995, Oceanic submitted an application to expand its authority to provide direct and resold local-exchange services within the state. After granting the Company's motion to intervene, the PUC stayed the proceedings until further notice.

In September 1992, the PUC initiated an investigation of the Company's provision of telephone service in the rural areas in the state. On November 2, 1994, the PUC issued its ruling in this proceeding, requesting the Company to convert all existing rural multi-party lines to single-party over a three-year period. The ruling further allowed the Company to collect one-half of the cost of conversion from existing multi-party customers choosing to convert to single-party service. The estimated remaining costs of up to $20.2 million will be recovered from general ratepayers statewide through a three-year monthly surcharge. On February 24, 1995, the PUC approved the Company's Rural Service Plan (RSP). On September 1, 1995, the Company began assessing a three-year general ratepayer surcharge, while issuing its first offers to convert customers to single-line service in those rural areas that were upgraded pursuant to the RSP 1995 construction schedule. Construction activities under the RSP will continue through 1997.

The PUC opened a docket on December 12, 1994, and ordered the Company to show cause why the PUC should not authorize an alternate telecommunications provider for the rural areas of the state. On December 13, 1995, the PUC issued a decision allowing a telecommunications carrier other than the Company to seek authorization to provide service in the Ka'u area on the island of Hawaii. The PUC plans to accept bid proposals through May 15, 1996 from carriers -- including the Company -- who are interested in serving the first rural area for which an alternative telecommunications provider may be authorized. A provider for the Ka'u area will be selected by the PUC shortly thereafter.


INTERSTATE AND INTERNATIONAL SERVICES

For the provision of interstate and international services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In March 1995, the FCC adopted interim rules to be utilized by LECs including the Company for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options required an increase to the 3.3% productivity factor elected by the Company since 1991. The Company selected the following productivity factors and sharing thresholds for use in the 1995-1996 tariff year:

                                                    Sharing Parameters
  Tariff                Productivity       -------------------------------------
  Entity                   Factor                 50%                 100%
----------              ------------       ------------------    ---------------
Hawaii                      4.0%           12.25 - 13.25% ROR    Over 13.25% ROR
Micronesia                  5.3%           None                  None

Since the Company's access fees were priced below the FCC's maximum price, the near-term impact of productivity increases are not expected to be significant. Under the interim rules, the Company filed tariffs to reduce rates by $5 million annually, effective August 1, 1995. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access service markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula, and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(sm), in all 28 states where it currently offers local telephone service by December 1996.


SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities during the years 1995-1993 under various arrangements and amounted to $47.5 million, $46 million, and $44 million, respectively.

11. COMMITMENTS AND CONTINGENCIES


The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $12.8 million, $15.7 million, and $14 million in 1995-1993, respectively. Minimum rental commitments under noncancelable leases through 2000 do not exceed $3.1 million annually and aggregate $43.8 million thereafter.


The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
GTE Hawaiian Telephone Company Incorporated:

We have audited the accompanying consolidated balance sheets of GTE Hawaiian Telephone Company Incorporated (a Hawaii corporation and wholly-owned subsidiary of GTE Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Hawaiian Telephone Company Incorporated and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation".

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under
Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supporting schedule and exhibit have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP

Dallas, Texas
January 24, 1996

MANAGEMENT REPORT


To Our Shareholder:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

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

         (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1995-1993 (as required):

                  II - Valuation and Qualifying Accounts

   Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

         (3) Exhibits - Included in this report or incorporated by reference.

                  3.1* Articles of Incorporation and Bylaws (Exhibit 3.2 of the 1987 Form 10-K, File No. 2- 33059)

                  3.2* Amended By-laws (Exhibit 3.2 of the 1994 Form 10-K, File No. 2-33059)

                  10 Material Contracts - Agreements Between GTE and Certain Executive Officers

                  12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

                  23       Consent of Independent Public Accountants

                  26 Revised Form of Invitation for Bids pertaining to Registration Statement on Form S-3 (File No. 33-57743)

                  27       Financial Data Schedule

(b)               Reports on Form 8-K

                  On November 13, 1995, the Company filed a report on Form 8-K dated November 9, 1995, under Item 5 "Other Events". Financial information was filed with this report.

* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 1995, 1994 and 1993
(Thousands of Dollars)


-------------------------------------------------------------------------------------------------------------------
             Column A                      Column B              Column C                 Column D      Column E
-------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                        ----------------------------
                                                                                         Deductions
                                          Balance at                                        from
                                          Beginning     Charged to      Charged to        Reserves     Balance at
            Description                    of Year        Income      Other Accounts      (Note 1)    Close of Year
-------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
    for the years ended:

    December 31, 1995                      $ 9,010       $ 9,119       $ 4,673 (2)        $16,464       $ 6,338
                                           ====================================================================
    December 31, 1994                      $ 9,072       $ 5,673       $ 8,817 (2)        $14,552       $ 9,010
                                           ====================================================================
    December 31, 1993                      $ 8,368       $12,679       $22,600 (2)        $34,575       $ 9,072
                                           ====================================================================

Accrued restructuring costs for the
    years ended (Note 3):

    December 31, 1995                      $60,816       $    --       $    --            $21,463       $39,353
                                           ====================================================================
    December 31, 1994                      $78,275       $    --       $    --            $17,459       $60,816
                                           ====================================================================
    December 31, 1993                      $    --       $78,275       $    --            $    --       $78,275
                                           ====================================================================



NOTES:

(1)  Charges for purpose for which reserve was created.
(2)  Recoveries of previously written-off amounts.
(3) See Note 3 to the consolidated financial statements included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GTE HAWAIIAN TELEPHONE COMPANY
                                                           INCORPORATED
                                                  ------------------------------
                                                           (Registrant)

Date  March 26, 1996                            By       Warren H. Haruki
      ---------------------                       ------------------------------
                                                         Warren H. Haruki
                                                            President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Warren H. Haruki                         President and Director                 March 26, 1996
---------------------------              (Principal Executive Officer)
Warren H. Haruki

Gerald K. Dinsmore                       Senior Vice President - Finance and    March 26, 1996
---------------------------              Planning and Director
Gerald K. Dinsmore                       (Principal Financial Officer)

William M. Edwards, III                  Controller                             March 26, 1996
---------------------------              (Principal Accounting Officer)
William M. Edwards, III

John C. Appel                            Director                               March 26, 1996
---------------------------
John C. Appel

Richard M. Cahill                        Director                               March 26, 1996
---------------------------
Richard M. Cahill

Michael B. Esstman                       Director                               March 26, 1996
---------------------------
Michael B. Esstman

Thomas W. White                          Director                               March 26, 1996
---------------------------
Thomas W. White

EXHIBIT INDEX

     Exhibit
      Number                                                     Description
------------------         ----------------------------------------------------------------------------------------

        10                 Material Contracts - Agreements Between GTE and Certain Executive Officers

        12                 Statements re: Calculation of the Ratio of Earnings to Fixed Charges

        23                 Consent of Independent Public Accountants

        26                 Revised Form of Invitation for Bids pertaining to Registration Statement on
                           Form S-3 (File No. 33-57743)

        27                 Financial Data Schedule