Form 10-Q
period 1996-03-31
GTE HAWAIIAN TELEPHONE CO INC
filed 1996-05-13
CIK 46216

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended            March 31, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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


            (Former name, former address and formal fiscal year,
                        if changed since last report)


The registrant, a wholly-owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2).

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

The Company had 10,000,000 shares of $25 par value common stock outstanding at April 30, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                        1996            1995
                                                      ---------       ---------
                                                       (Thousands of Dollars)
Revenues and sales:
  Local services                                      $  60,529       $  61,091
  Network access services                                35,421          32,708
  Toll services                                          22,702          24,734
  Other services and sales                               22,376          22,007
                                                      ---------       ---------
   Total revenues and sales                             141,028         140,540
                                                      ---------       ---------

Operating costs and expenses:
  Cost of services and sales                             68,099          61,562
  Selling, general and administrative                    23,530          27,553
  Depreciation and amortization                          30,791          30,110
                                                      ---------       ---------
   Total operating costs and expenses                   122,420         119,225
                                                      ---------       ---------
Operating income                                         18,608          21,315

Other (income) expense:
  Interest - net                                         10,208           9,802
  Other - net                                               366            (158)
                                                      ---------       ---------
Income before income taxes                                8,034          11,671
  Income taxes                                            2,546           4,016
                                                      ---------       ---------
Net income                                            $   5,488       $   7,655
                                                      =========       =========





Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                            Three Months Ended
                                                                 March 31,
                                                         -------------------------
                                                           1996            1995
                                                         ---------       ---------
         Net income                                        $5.5             $7.7

Net income decreased 29% or $2.2 for the three months ended March 31, 1996, compared to same period in 1995. The decrease is primarily the result of higher operating costs and expenses and lower toll service revenues, partially offset by higher network access service revenues.

REVENUES AND SALES

                                                            Three Months Ended
                                                                 March 31,
                                                         -------------------------
                                                           1996            1995
                                                         ---------       ---------
         Local services                                    $ 60.5         $ 61.1
         Network access services                             35.4           32.7
         Toll services                                       22.7           24.7
         Other services and sales                            22.4           22.0
                                                           ------         ------
          Total revenues and sales                         $141.0         $140.5

Total revenues and sales remained virtually unchanged for the three months ended March 31, 1996, compared to the same period in 1995.

Network access service revenues increased 8% or $2.7 for the three months ended March 31, 1996, compared to the same period in 1995. The increase is primarily due to a 9% increase in minutes of use, which generated $2.9 in additional revenues, partially offset by a $0.5 decline in revenues resulting from unfavorable pooling settlements.

Toll service revenues decreased 8% or $2 for the three months ended March 31, 1996, compared to the same period in 1995, primarily due to lower international and domestic toll volumes. The lower domestic toll volumes are a result of continued competition with long distance carriers authorized to provide interisland toll service on a 10XXX basis.

OPERATING COSTS AND EXPENSES

                                                            Three Months Ended
                                                                 March 31,
                                                         -------------------------
                                                           1996            1995
                                                         ---------       ---------
         Total operating costs and expenses                  $122.4       $119.2

Total operating costs and expenses increased 3% or $3.2 for the three months ended March 31, 1996, compared to the same period in 1995. The increase is primarily due to a $2 increase in contractor costs and application software upgrades and $0.7 of higher depreciation expenses in 1996. These increases are partially offset by $0.2 of settlement gains recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES

                                                            Three Months Ended
                                                                 March 31,
                                                         -------------------------
                                                           1996            1995
                                                         ---------       ---------
         Income taxes                                      $2.5             $4.0

Income taxes decreased $1.5 for the three months ended March 31, 1996, compared to the same period in 1995, primarily due to a corresponding decrease in pre-tax income.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pre-tax restructuring charge of $78.3, which reduced net income by $48.2, primarily for incremental costs related to implementation of the Company's three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The major components of the estimated cost to implement the re-engineering plan and activity since inception are as follows (dollars in millions):

                   December 31,     1994 and     December 31,     1996     March 31,
Component              1993       1995 Activity      1995       Activity     1996
- ----------------   ------------   -------------  ------------   --------   ---------
Customer service      $52.8          $(28.5)       $24.3        $(3.6)      $20.7
Administrative         19.0           (3.9)         15.1         (1.0)       14.1
Other                   6.5           (6.5)         --           --          --
                      -----          ------        -----        -----       -----
    Total             $78.3          $(38.9)       $39.4        $(4.6)      $34.8
                      =====          ======        =====        =====       =====


Implementation of the re-engineering plan began during 1994 and is expected to be substantially completed by the end of 1996. Costs of $43.5 have been incurred since the plan's inception. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions. As of March 31, 1996, $34.8 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its subsidiary, Micronesian Telecommunications Corporation (MTC). Overall, the proposed rates result in a $1 price increase, effective July 1, 1996. The Company anticipates the FCC will issue an order prior to the effective date, which may require changes to the Company's annual filing.

On September 29, 1995, the Company filed an application to increase its rates by $74 in its 1995 Rate Case. The Public Utilities Commission (PUC) of the State of Hawaii approved bifurcation of the proceeding into a revenue requirement phase (Phase I) and a rate design phase (Phase II). The PUC held public hearings on Phase I in late 1995. The Department of Defense (DOD), AT&T Communications of Hawaii (AT&T) and Pacwest Telecommunications Corporation (Pacwest) filed motions to intervene in this proceeding. On January 12, 1996, the PUC granted the DOD intervention in both phases but limited AT&T and Pacwest to participating in the formulation of issues for Phase I. The PUC indicated that after the issues are approved, AT&T and Pacwest may file motions to intervene if it appears that the issues will significantly impact their interests. On March 22, 1996, the PUC approved another request by AT&T for participation in the Company's rate case. The PUC, however, limited the scope of AT&T's participation only to issues relating to cost allocations, jurisdictional separations, and competitive impacts. The PUC denied a similar second request by Pacwest to participate in the Company's rate case. On April 16, 1996, the PUC approved a procedural schedule which calls for evidentiary hearings to begin on July 29, 1996. The Company anticipates that it will file its Phase II proposal in the second half of 1996.

On March 1, 1996, the PUC ordered the Company to implement 1+ and 0+ equal access within the State by May 1, 1996. On March 11, 1996, the Company filed a motion for stay of proceedings and for reconsideration of the PUC's order. On March 18, 1996, memoranda opposing the Company's motions were filed by AT&T, Time Warner Communications of Hawaii, L.P., d.b.a. Oceanic Communications (Oceanic), and Sprint Communications Company, L.P., d.b.a. Long Distance/USA (Sprint). On March 20, 1996, the Division of Consumer Advocacy and the Department of Commerce and Consumer Affairs filed a statement of position opposing the Company's motions and supporting the arguments provided by AT&T, Oceanic, and Sprint. The Company filed a reply to the opposing memoranda on March 27, 1996. On April 19, 1996, the PUC denied the Company's motion for stay of the order, but granted the Company's motion for reconsideration with respect to the implementation date of equal access and extended the implementation date of 1+ and 0+ equal access until July 10, 1996.

On March 20, 1995, the PUC authorized the expansion of the operating authority of Pacwest to allow Pacwest to provide both data and voice digital transmission services on a point-to-point basis. Pacwest is now seeking approval to provide intrastate telecommunications services within the state. On March 28, 1996, Pacwest filed a motion for summary approval of its application to amend its certification to provide interstate services. On April 3, 1996, the Company filed a memorandum in opposition to Pacwest's motion.

During the first quarter of 1996, the Company purchased the remaining shares of common stock outstanding in its subsidiary, MTC.

On April 1, 1996, the Company redeemed prior to stated maturity its $35 Series V 8.5% first mortgage bond. On May 1, 1996, the Company called its $75 Series
AA 9.0% first mortgage bond which it expects to redeem on June 1, 1996.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31,    December 31,
                                                             1996          1995
                                                         -----------    -----------
                                                           (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                         $     4,908    $     4,515
  Receivables, less allowances of $4,284 and $6,338          134,420        150,560
  Inventories and supplies                                     9,282          8,829
  Deferred income tax benefits                                15,556         18,157
  Prepaid taxes and other                                      7,535         15,327
                                                         -----------    -----------
     Total current assets                                    171,701        197,388
                                                         -----------    -----------
Property, plant and equipment, at cost                     1,973,672      1,967,801
  Accumulated depreciation                                (1,171,385)    (1,158,356)
                                                         -----------    -----------
     Total property, plant and equipment, net                802,287        809,445
                                                         -----------    -----------

Other assets, primarily employee benefit plans               153,108        147,982
                                                         -----------    -----------
Total assets                                             $ 1,127,096    $ 1,154,815
                                                         ===========    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term obligations, including current maturities   $   215,219    $   123,764
  Accounts payable                                            27,245         37,531
  Taxes payable                                               18,952         15,927
  Accrued interest                                             8,779         11,786
  Accrued payroll costs                                       27,847         31,351
  Accrued dividends                                           20,029           --
  Accrued restructuring costs                                 34,827         39,353
  Other                                                       28,714         30,771
                                                         -----------    -----------
   Total current liabilities                                 381,612        290,483
                                                         -----------    -----------

Non-current liabilities:
  Long-term debt                                             372,316        482,412
  Deferred income taxes                                       80,189         78,114
  Other liabilities                                           34,092         30,378
                                                         -----------    -----------
   Total non-current liabilities                             486,597        590,904
                                                         -----------    -----------

Shareholder's equity:
  Common stock (10,000,000 shares issued)                    250,000        250,000
  Additional paid-in capital                                  41,146         41,146
  Retained earnings (deficit)                                (32,259)       (17,718)
                                                         -----------    -----------
   Total shareholder's equity                                258,887        273,428
                                                         -----------    -----------
Total liabilities and shareholder's equity               $ 1,127,096    $ 1,154,815
                                                         ===========    ===========



See Notes to Condensed Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
                                                          (Thousands of Dollars)
Operations:
  Net income                                               $  5,488    $  7,655
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                             30,791      30,110
   Deferred income taxes                                      1,086       3,539
   Provision for uncollectible accounts                       2,253       2,493
   Changes in current assets and current liabilities         15,162       1,876
   Other - net                                               (6,264)      3,143
                                                           --------    --------
   Net cash from operations                                  48,516      48,816
                                                           --------    --------

Investing:
  Capital expenditures                                      (18,480)    (32,119)
  Purchase of MTC stock                                        (450)       --
                                                           --------    --------
   Cash used in investing                                   (18,930)    (32,119)
                                                           --------    --------

Financing:
  Long-term debt retired                                    (35,551)       (635)
  Increase (decrease) in short-term obligations,
   excluding current maturities                               6,358     (19,310)
                                                           --------    --------
   Net cash used in financing                               (29,193)    (19,945)
                                                           --------    --------
Increase (decrease) in cash and temporary investments           393      (3,248)

Cash and temporary investments:
  Beginning of period                                         4,515       7,709
                                                           --------    --------
  End of period                                            $  4,908    $  4,461
                                                           ========    ========



See Notes to Condensed Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits required by Item 601 of Regulation S-K

          12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          27  Financial Data Schedule


    (b) The Company filed no reports on Form 8-K during the first quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GTE Hawaiian Telephone Company Incorporated
                                    -------------------------------------------
                                                   (Registrant)

Date:  May 13, 1996                         William M. Edwards, III
      --------------                -------------------------------------------
                                            William M. Edwards, III
                                                  Controller
                                        (Principal Accounting Officer)

EXHIBIT INDEX

     Exhibit
     Number                            Description
     -------        ---------------------------------------------------

        12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27          Financial Data Schedule