Form 10-Q
period 1996-06-30
GTE HAWAIIAN TELEPHONE CO INC
filed 1996-08-14
CIK 46216

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended              June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission File Number              033-00348

                  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             HAWAII                                       99-0049500
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

600 Hidden Ridge, HQE04B12 - Irving, Texas                  75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

Registrant's telephone number, including area code      214-718-5600


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

The Company had 10,000,000 shares of $25 par value common stock outstanding at July 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended                  Six Months Ended
                                                         June 30,                           June 30,
                                                ---------------------------         --------------------------
                                                  1996              1995              1996             1995
                                                ---------         ---------         ---------        ---------
                                                                    (Thousands of Dollars)
REVENUES AND SALES:
  Local services                                $  59,577         $  57,801         $ 120,106        $ 118,892
  Network access services                          37,058            33,163            72,479           65,871
  Toll services                                    23,544            23,367            46,246           48,101
  Other services and sales                         58,153            54,889            80,529           76,896
                                                ---------         ---------         ---------        ---------
   Total revenues and sales                       178,332           169,220           319,360          309,760
                                                ---------         ---------         ---------        ---------
OPERATING COSTS AND EXPENSES:
  Cost of services and sales                       63,205            64,688           131,304          126,250
  Selling, general and administrative              32,962            33,783            56,492           61,336
  Depreciation and amortization                    30,856            29,942            61,647           60,052
                                                ---------         ---------         ---------        ---------
   Total operating costs and expenses             127,023           128,413           249,443          247,638
                                                ---------         ---------         ---------        ---------
OPERATING INCOME                                   51,309            40,807            69,917           62,122

OTHER (INCOME) EXPENSE
  Interest - net                                    9,996             9,597            20,204           19,399
  Other - net                                         244             (106)               610            (264)
                                                ---------         ---------         ---------        ---------
INCOME BEFORE INCOME TAXES                         41,069            31,316            49,103           42,987
  Income taxes                                     14,002             8,343            16,548           12,359
                                                ---------         ---------         ---------        ---------
NET INCOME                                      $  27,067         $  22,973         $  32,555        $  30,628
                                                =========         =========         =========        =========





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

           See Notes to Condensed Consolidated Financial Statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Millions)
RESULTS OF OPERATIONS

                                                                        Six Months Ended
                                                                             June 30,
                                                                      -----------------------
                                                                      1996               1995
                                                                      -----             -----
         Net income                                                   $32.6             $30.6

Net income increased 7% or $2 for the six months ended June 30, 1996, compared to same period in 1995. The increase is primarily the result of higher network access service revenues, partially offset by lower toll service revenues and higher income tax expense.

Revenues and Sales

                                                                        Six Months Ended
                                                                             June 30,
                                                                     ------------------------
                                                                      1996              1995
                                                                     ------            ------
         Local services                                              $120.1            $118.9
         Network access services                                       72.5              65.9
         Toll services                                                 46.3              48.1
         Other services and sales                                      80.5              76.9
                                                                     ------            ------
          Total revenues and sales                                   $319.4            $309.8

Total revenues and sales increased 3% or $9.6 for the six months ended June 30, 1996, compared to the same period in 1995.

Local service revenues increased 1% or $1.2 for the six months ended June 30, 1996, compared to the same period in 1995. The increase is primarily driven by continued customer growth as reflected by a 3% increase in access lines and growth in sales of CentraNet(R) and custom calling features, such as SmartCall(R). Partially offsetting these increases were lower private line revenues.

Network access service revenues increased 10% or $6.6 for the six months ended June 30, 1996, compared to the same period in 1995. The increase is primarily a result of a 10% increase in minutes of use, which generated $3.5 in additional revenues. The increase is also attributable to a $2.2 increase in special access revenues associated with growth in special access lines.

Toll service revenues decreased 4% or $1.8 for the six months ended June 30, 1996, compared to the same period in 1995, primarily as a result of optional discount calling plans and lower domestic toll volumes resulting from continued competition with long distance carriers authorized to provide interisland toll service on a 10XXX basis.

Other services and sales revenues increased 5% or $3.6 for the six months ended June 30, 1996, compared to the same period in 1995, primarily as a result of $3.2 in additional revenues from international service contracts initiated in the second half of 1995 and $2.1 in additional revenues from equipment sales. Revenues also increased $1.5 from growth in Radio Paging services. Partially offsetting these increases was $3.9 of lower directory advertising revenues recognized in 1996.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Operating Costs and Expenses

                                                                        Six Months Ended
                                                                             June 30,
                                                                     ------------------------
                                                                      1996              1995
                                                                     ------            ------
         Total operating costs and expenses                          $249.4            $247.6

Total operating costs and expenses increased 1% or $1.8 for the six months ended June 30, 1996, compared to the same period in 1995. The increase is primarily due to higher contractor costs and application software upgrades and higher depreciation expense in 1996. These increases are partially offset by settlement gains recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans.


Income Taxes

                                                                        Six Months Ended
                                                                             June 30,
                                                                     ------------------------
                                                                      1996              1995
                                                                     ------            ------
         Income taxes                                                $ 16.5            $ 12.4

Income taxes increased 33% or $4.1 for the six months ended June 30, 1996, compared to the same period in 1995, primarily due to a higher pre-tax income and prior years' tax adjustments.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pre-tax restructuring charge of $78.3, which reduced net income by $48.2, primarily for incremental costs related to implementation of the Company's three year re- engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The major components of the estimated cost to implement the re-engineering plan and activity since inception are as follows (dollars in millions):

                              December 31,      1994 and       December 31,        1996           June 30,
  Component                      1993        1995 Activity        1995           Activity           1996
- ----------------              ------------   -------------     ------------      --------         --------
Customer service                 $52.8         $(28.5)            $24.3           $(6.4)            $17.9
Administrative                    19.0           (3.9)             15.1            (1.4)             13.7
Other                              6.5           (6.5)               --              --                --
                                 -----         ------             -----           -----             -----
    Total                        $78.3         $(38.9)            $39.4           $(7.8)            $31.6
                                 =====         ======             =====           =====             =====


Implementation of the re-engineering plan began during 1994 and is expected to be substantially completed by the end of 1996. Costs of $46.7 have been incurred since the plan's inception. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions. As of June 30, 1996, $31.6 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

On August 1, 1996, the Federal Communications Commission (FCC) voted to release its rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). The terms of the FCC's Report and Order (Order) were published on August 8, 1996, and GTE is in the process of reviewing the Order.

The Order acknowledges that the Telecommunications Act calls for negotiation of terms and prices for Competitive Entry Terms between the local-exchange carrier
(LEC) and the competing carriers. The Order, among other things, prescribes the rules for interconnection of a LEC's facilities with those of carriers competing in the local-exchange market and the pricing methodology to be used by states in establishing interconnection rates. The FCC methodology calls for the states to use forward-looking costs defined as Total Element Long Run Incremental Cost (TELRIC), including a reasonable amount of forward-looking joint and common costs. State regulatory commissions are to establish the appropriate prices based on this methodology. The FCC also identified network elements to be unbundled and priced by the states using the same TELRIC plus reasonable joint and common costs. Proxy prices for the various network elements are set out and may be used by states which have not approved cost studies by statutory deadlines for completing any arbitration of issues unresolved by negotiation between the LEC and other carriers. Access to the unbundled elements are to be at technically feasible points.

Additionally, the Order mandated use of a method of determining a LEC's avoided costs for purposes of resale rates. States are to determine the specific rates using this methodology but, on an interim basis, may instead elect to use a default range of rates established by the FCC. The default discount rates range from 17% - 25% off retail rates.

To continue to support universal service, the FCC established a temporary access framework. A competitor purchasing local service for resale or providing only long distance service must pay full current access rates. If unbundled local switching is purchased, the competitor must pay 75% of the existing Transport Interconnection Charge and all of the existing Carrier Common Line Charge. A competitor providing its own switching facility pays no access charges even if it purchases an unbundled loop from a LEC.

The Order also provides for mutual compensation for interconnection but presumes calling will be balanced and permits "bill and keep" arrangements. If the LEC demonstrates calling is not balanced, interconnection prices are to be set by the state for both carriers at the LEC's forward-looking costs.

GTE is still reviewing the impact of the approximately 700-page Order. In addition, the FCC is scheduled to release additional rules relating to universal service and access charge reform in the second quarter of 1997.
Until all the rules have been issued, it is difficult to determine the effect on GTE. However, GTE has concerns about the Order as it relates to the ability of a local-exchange carrier to recover all of its present costs from its ongoing retail customers and the wholesale prices to be set by state regulatory agencies pursuant to the FCC's guidelines.

GTE plans to appeal various aspects of the Order. Although it is too early to determine the impact of these rules, GTE believes that, if implemented as contained in the Order, they may advantage new entrants and competitors in a LEC's territory. Thus, while the Order may contribute to some market erosion in GTE's franchised territories, it may also advantage GTE outside of its franchised territory.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


On May 15, 1996, GTE, through a separate subsidiary, began offering long distance to its customers in Hawaii, marketed under the name GTE Easy Savings Plan(SM). GTE plans to offer this service in all 28 states where it currently offers local telephone service by December 1996.

On July 11, 1996, Duff & Phelps Credit Rating Company reduced the ratings of the Company's first mortgage bonds from 'A- ' (Single-A-Minus) to 'BBB+' (Triple-B-Plus), its debentures from 'BBB+' (Triple-B-Plus) to 'BBB' (Triple-B) and its commercial paper rating from 'D-1-' (D-One-Minus) to 'D-2' (D-Two).
The Company's financial performance has been affected by the lack of regulatory relief and low intrastate returns. Approximately $331 of outstanding debt and $150 of unissued shelf debt is affected by the downgrade.

During the first quarter of 1996, the Company purchased the remaining shares of common stock outstanding in its subsidiary, Micronesian Telecommunications Corporation (MTC).

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the Federal Communications Commission's (FCC) interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its subsidiary, MTC. On June 24, 1996, the FCC ordered all local-exchange carriers (LECs) subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price increase of $1, effective July 1, 1996.

On September 29, 1995, the Company filed an application to increase its rates by $74 in its 1995 Rate Case. The Public Utilities Commission of the State of Hawaii (PUC) approved bifurcation of the proceeding into a revenue requirement phase (Phase I) and a rate design phase (Phase II). The PUC held public hearings on Phase I in late 1995. The Department of Defense (DOD), AT&T Communications of Hawaii (AT&T) and Pacwest Telecommunications Corporation (Pacwest) filed motions to intervene in this proceeding. On January 12, 1996, the PUC granted the DOD intervention in both phases but limited AT&T and Pacwest to participating in the formulation of issues for Phase I. The PUC indicated that after the issues are approved, AT&T and Pacwest may file motions to intervene if it appears that the issues will significantly impact their interests. On March 22, 1996, the PUC approved another request by AT&T for participation in the Company's rate case. The PUC, however, limited the scope of AT&T's participation only to issues relating to cost allocations, jurisdictional separations, and competitive impacts. The PUC denied a similar second request by Pacwest to participate in the Company's rate case.

In May 1996, the other parties in the proceeding filed their positions on the
Company's proposed increase.  On   July 26, 1996, the Company filed a
stipulation with the PUC requesting approval of an agreement reached with the Division of Consumer Advocacy, DOD, and AT&T that resolves most of the issues presented in the Company's Rate Case. Based on the issues resolved, the parties agreed the Company is entitled to an interim revenue increase of $17.9. This figure is based on $10.1 for the agreed upon issues plus an additional $7.8 to allow the Company to recover depreciation expense at levels currently authorized by the PUC. On August 1, 1996, the PUC adopted the agreement with the interim revenue increase of $17.9 subject to refund pending a final decision on Phase I. The Company anticipates that it will file its Phase II proposal in the second half of 1996.

On March 1, 1996, the PUC ordered the Company to implement 1+ and 0+ equal access within the State by May 1, 1996. On March 11, 1996, the Company filed a motion for stay of proceedings and for reconsideration of the PUC's order. On April 19, 1996, the PUC denied the Company's motion for stay of the order and required the Company to implement and have available 1+ and 0+ equal access effective July 10, 1996.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


On May 17, 1996, the PUC formally adopted new administrative rules governing telecommunications competition and establishing a universal service fund in Hawaii. Since June 3, 1996, the effective date of the new rules, the PUC granted certificates of authority to four applicants to operate as resellers of telecommunications services. An additional twenty-four applications for certificates of authority remain pending before the Commission.

On May 11, 1993, the PUC initiated a communications infrastructure proceeding which was intended to investigate such issues as: what markets should be opened to competition; who should be allowed to compete in those markets; and what rules, if any, should apply. On June 12, 1996, the PUC issued its decision and order. Among its provisions, the order approved the Company's cost recovery tariff and denied interexchange carriers' requests for "discounted" or impaired intrastate access rates. It further required the Company to implement remote call forwarding within six months as an interim measure pending full number portability, and to file various position papers concerning recovery of the undepreciated balance of its facilities, rate restructuring, and universal service. In addition, the PUC ordered the parties to meet informally to arrive at a consensus on unbundling the Company's network functions and services.

On July 15, 1996, as part of a pilot project, the PUC selected TelHawaii Incorporated (TelHawaii) as the alternative provider of telecommunications services and as the carrier of last resort in the Ka'u area of the island of Hawaii, effective May 15, 1997. The Company must continue to provide service in the Ka'u area while TelHawaii seeks federal universal service funding. The PUC further required the Company and TelHawaii to negotiate all necessary agreements, including as required or appropriate, an agreement for the transfer to or use by TelHawaii of the Company's assets and agreements for extended area service, directory assistance and publications, interconnection, enhanced 911, and telecommunications relay services. The Company intends to continue offering a competitive alternative for Ka'u customers even after TelHawaii begins providing alternative telecommunications services as a carrier of last resort.

On July 16, 1996, the Company filed its tariff on implementation of Minimum Point of Entry (MPOE). The filing provides for further opening of the competitive telecommunications arena in Hawaii for inside wire and intra building cable. It also provides for the promotion of the growth of competitive businesses for multi-unit locations. The tariff is pending PUC approval. The proposed effective date is October 14, 1996, with implementation of MPOE on January 1, 1997, over a five year period.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,            December 31,
                                                                                1996                  1995
                                                                            ------------          ------------
                                                                                  (Thousands of Dollars)
                                ASSETS

CURRENT ASSETS:
  Cash and temporary investments                                            $      5,955          $      4,515
  Receivables, less allowances of $10,025 and $6,338                             180,548               150,560
  Inventories and supplies                                                        10,030                 8,829
  Deferred income tax benefits                                                    12,908                18,157
  Prepaid taxes and other                                                          9,195                15,327
                                                                            ------------          ------------
   Total current assets                                                          218,636               197,388
                                                                            ------------          ------------
PROPERTY, PLANT AND EQUIPMENT, at cost                                         1,990,334             1,967,801
  Accumulated depreciation                                                   (1,192,962)           (1,158,356)
                                                                            ------------          ------------
   Total property, plant and equipment, net                                      797,372               809,445
                                                                            ------------          ------------
OTHER ASSETS, primarily employee benefit plans                                   155,958               147,982
                                                                            ------------          ------------
Total assets                                                                $  1,171,966          $  1,154,815
                                                                            ============          ============

                 LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term obligations, including current maturities                      $    253,552          $    123,764
  Accounts payable                                                                22,275                37,531
  Taxes payable                                                                   30,816                15,927
  Accrued interest                                                                10,489                11,786
  Accrued payroll costs                                                           27,171                31,351
  Dividends payable                                                                9,293                    --
  Accrued restructuring costs                                                     31,567                39,353
  Other                                                                           30,421                30,771
                                                                            ------------          ------------
   Total current liabilities                                                     415,584               290,483
                                                                            ------------          ------------
NON-CURRENT LIABILITIES:
  Long-term debt                                                                 356,642               482,412
  Deferred income taxes                                                           86,256                78,114
  Other liabilities                                                               36,472                30,378
                                                                            ------------          ------------
   Total non-current liabilities                                                 479,370               590,904
                                                                            ------------          ------------
SHAREHOLDER'S EQUITY:
  Common stock (10,000,000 shares issued)                                        250,000               250,000
  Additional paid-in capital                                                      41,146                41,146
  Retained deficit                                                              (14,134)              (17,718)
                                                                            ------------          ------------
   Total shareholder's equity                                                    277,012               273,428
                                                                            ------------          ------------
Total liabilities and shareholder's equity                                  $  1,171,966          $  1,154,815
                                                                            ============          ============


           See Notes to Condensed Consolidated Financial Statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                               -------------------------------
                                                                                  1996                  1995
                                                                               ---------             ---------
                                                                                    (Thousands of Dollars)
OPERATIONS:

  Net income                                                                   $  32,555             $  30,628
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                  61,647                60,052
   Deferred income taxes                                                           9,801                 8,931
   Provision for uncollectible accounts                                            7,102                 7,518
   Changes in current assets and current liabilities                            (34,160)              (44,611)
   Other - net                                                                   (6,407)              (10,541)
                                                                               ---------             ---------
   Net cash from operations                                                       70,538                51,977
                                                                               ---------             ---------
INVESTING:
   Capital expenditures                                                         (43,670)              (51,371)
   Purchase of MTC stock                                                           (450)                    --
                                                                               ---------             ---------
   Cash used in investing                                                       (44,120)              (51,371)
                                                                               ---------             ---------
FINANCING:
   Long-term debt retired                                                      (146,238)               (1,269)
   Dividends                                                                    (20,029)              (16,693)
   Increase in short-term obligations, excluding current maturities              141,289                12,059
                                                                               ---------             ---------
   Net cash used in financing                                                   (24,978)               (5,903)
                                                                               ---------             ---------
Increase (decrease) in cash and temporary investments                              1,440               (5,297)


Cash and temporary investments:
   Beginning of period                                                             4,515                 7,709
                                                                               ---------             ---------
   End of period                                                               $   5,955             $   2,412
                                                                               =========             =========





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

(2) On April 1, 1996, the Company redeemed prior to stated maturity its $35 million Series V 8.5% first mortgage bond. On June 1, 1996, the Company redeemed prior to stated maturity its $75 million Series AA 9.0% first mortgage bond. The Company expects to refinance this high coupon debt during the second half of 1996. In anticipation of this refinancing program the Company entered into forward contracts to sell $150 million of U.S. Treasury bonds in order to hedge against future changes in market interest rates. Any gain or loss recognized upon the expiration or settlement of the forward contracts will be amortized over the life of the associated refinanced debt as an offset or addition to interest expense.

(3) Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits required by Item 601 of Regulation S-K.

         (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         (27)   Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the second quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GTE Hawaiian Telephone Company Incorporated
                                     -------------------------------------------
                                                    (Registrant)


Date:  August 14, 1996                          William M. Edwards, III
       ---------------               -------------------------------------------
                                                William M. Edwards, III
                                              Vice President - Controller
                                             (Principal Accounting Officer)

 EXHIBIT INDEX

     Exhibit
     Number                          Description
     -------                         -----------
        12                Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                Financial Data Schedule