Form 10-Q
period 1996-09-30
GTE HAWAIIAN TELEPHONE CO INC
filed 1996-11-13
CIK 46216

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended           September 30, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from        to

Commission File Number             033-00348

                  GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               HAWAII                                         99-0049500
    (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


     600 Hidden Ridge, HQE04B12 - Irving, Texas                   75038
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

Registrant's telephone number, including area code            972-718-5600


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

The Company had 10,000,000 shares of $25 par value common stock outstanding at October 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended         Nine Months Ended
                                             September 30,              September 30,
                                         ---------------------     -----------------------
                                           1996         1995         1996          1995
                                         --------     --------     ---------      --------
                                                     (Thousands of Dollars)
REVENUES AND SALES
  Local services                         $ 60,477     $ 59,567     $ 180,583     $ 178,459
  Network access services                  37,226       33,900       109,705        99,771
  Toll services                            23,252       26,072        69,498        74,173
  Other services and sales                 32,586       33,184       113,115       110,080
                                         --------     --------     ---------      --------
   Total revenues and sales               153,541      152,723       472,901       462,483
                                         --------     --------     ---------      --------

OPERATING COSTS AND EXPENSES
  Cost of services and sales               63,350       71,244       194,654       197,494
  Selling, general and administrative      26,906       25,504        83,398        86,840

  Depreciation and amortization            31,788       30,339        93,435        90,391
                                         --------     --------     ---------      --------
   Total operating costs and expenses     122,044      127,087       371,487       374,725
                                         --------     --------     ---------      --------
OPERATING INCOME                           31,497       25,636       101,414        87,758

OTHER (INCOME) EXPENSE

  Interest - net                            8,932       10,267        29,136        29,666
  Other - net                                (613)        (523)           (3)         (787)
                                         --------     --------     ---------      --------
INCOME BEFORE INCOME TAXES                 23,178       15,892        72,281        58,879
  Income taxes                              7,697        2,935        24,245        15,294
                                         --------     --------     ---------      --------
NET INCOME                               $ 15,481     $ 12,957     $  48,036      $ 43,585
                                         ========     ========     =========      ========





      Per share data is omitted since the Company's common stock is 100%
                       owned by GTE Corporation (GTE).

           See Notes to Condensed Consolidated Financial Statements.

         GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (Dollars in Millions)

RESULTS OF OPERATIONS

                                          Nine Months Ended
                                            September 30,
                                          ------------------
                                           1996        1995
                                          ------      ------
         Net income                       $ 48.0      $ 43.6

Net income increased 10% or $4.4 for the nine months ended September 30, 1996, compared to the same period in 1995. The increase is primarily the result of higher network access service revenues and favorable operating expenses, partially offset by lower toll service revenues and higher income tax expense.

Revenues and Sales

                                           Nine Months Ended
                                             September 30,
                                          -------------------
                                           1996         1995
                                          -------     -------
         Local services                   $ 180.6     $ 178.4
         Network access services            109.7        99.8
         Toll services                       69.5        74.2
         Other services and sales           113.1       110.1

          Total revenues and sales        $ 472.9     $ 462.5

Total revenues and sales increased 2% or $10.4 for the nine months ended September 30, 1996, compared to the same period in 1995.

Local service revenues increased 1% or $2.2 for the nine months ended September 30, 1996, compared to the same period in 1995. The number of switched access lines increased 3% for the nine months ended September 30, 1996, which generated additional revenues of $3.9. Partially offsetting this increase are lower private line revenues of $1.8.

Network access service revenues increased 10% or $9.9 for the nine months ended September 30, 1996, compared to the same period in 1995. The increase is primarily a result of an 11% increase in minutes of use, which generated $5.7 in additional revenues. The increase is also attributable to a $4.2 increase in special access revenues associated with growth in special access lines.

Toll service revenues decreased 6% or $4.7 for the nine months ended September 30, 1996, compared to the same period in 1995, primarily as a result of optional discount calling plans and lower domestic toll volumes resulting from continued competition with long distance carriers authorized to provide interisland toll service on a 10XXX and 1+ basis.

Other services and sales revenues increased 3% or $3 for the nine months ended September 30, 1996, compared to the same period in 1995, primarily as a result of $3.2 in additional revenues from international service contracts initiated in the second half of 1995. Revenues also increased $2.6 from growth in sales of radio paging and voice messaging services. Partially offsetting these increases are $3.9 of lower directory advertising revenues recognized in 1996.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Operating Costs and Expenses

                                                  Nine Months Ended
                                                    September 30,
                                                 -------------------
                                                  1996         1995
                                                 -------     -------
         Total operating costs and expenses      $ 371.5     $ 374.7

Total operating costs and expenses decreased 1% or $3.2 for the nine months ended September 30, 1996, compared to the same period in 1995. The reduction in operating costs and expenses is primarily driven by a decrease in labor costs of $4 associated with productivity gains from process re-engineering and other cost containment programs, and by lower product sales expense of $2.1.
In addition, settlement gains of $0.2 were recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans. These expense reductions are partially offset by higher depreciation expense of $3.1.

Income Taxes

                                                  Nine Months Ended
                                                    September 30,
                                                 -------------------
                                                  1996         1995
                                                 ------      -------
         Income taxes                            $ 24.2      $ 15.3

Income taxes increased 58% or $8.9 for the nine months ended September 30, 1996, compared to the same period in 1995, primarily due to a higher pre-tax income and adjustments to prior years' tax provision.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pre-tax restructuring charge of $78.3, which reduced net income by $48.2, primarily for incremental costs related to implementation of the Company's three year re- engineering plan. The re-engineering plan will redesign and streamline processes to improve customer responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The major components of the estimated cost to implement the re-engineering plan and activity since inception are as follows (dollars in millions):

                        December 31,      1994 and       December 31,          1996        September 30,
     Component              1993        1995 Activity        1995            Activity          1996
--------------------    --------------  -------------    --------------     -----------    --------------
Customer service        $         52.8  $       (28.5)   $         24.3     $      (9.3)   $         15.0
Administrative                    19.0           (3.9)             15.1            (1.9)             13.2
Other                              6.5           (6.5)               --              --                --
                        --------------  -------------    --------------     -----------    --------------
    Total               $         78.3  $       (38.9)   $         39.4     $     (11.2)   $         28.2
                        ==============  =============    ==============     ===========    ==============

Implementation of the re-engineering plan began during 1994 and is expected to be substantially completed by the end of 1996. Costs of $50.1 have been incurred since the plan's inception. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions. As of September 30, 1996, $28.2 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


On August 8, 1996, the Federal Communications Commission (FCC) published its Report and Order (Order) containing rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accord with the Telecommunications Act.

GTE believes that if the Order were implemented as drafted, it would cause irreparable harm to local-exchange carriers (LECs) by providing unfair advantages to other carriers who will compete with the LECs in providing local service in the LEC's local territory.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. Additionally, the Court scheduled oral argument on the merits for the week of January 13, 1997. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions, including Hawaii. It is expected that in December 1996, the first state commission decision determining the prices and terms of unresolved issues will be released. Subsequent decisions are expected to be issued over a period extending through the first quarter of 1997.

On May 15, 1996, GTE, through a separate subsidiary, began offering long distance to its customers in Hawaii, marketed under the name GTE Easy Savings Plan(service mark). GTE plans to offer this service by December 31, 1996 in all 50 states, including the 28 states where it currently offers local telephone service.

During the first quarter of 1996, the Company purchased the remaining shares of common stock outstanding in its subsidiary, Micronesian Telecommunications Corporation (MTC).

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its subsidiary, MTC. On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price increase of $1, effective July 1, 1996.

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

In May 1996, the other parties in the proceeding filed their positions on the
Company's proposed increase.  On   July 26, 1996, the Company filed a
stipulation with the PUC requesting approval of an agreement reached with the Division of Consumer Advocacy, DOD and AT&T that resolves most of the issues presented in the Company's Rate Case. Based on the issues resolved, the parties agreed the Company is entitled to an interim revenue increase of $17.9. This figure is based on $10.1 for the agreed upon issues plus an additional $7.8 to allow the Company to recover depreciation expense at levels currently authorized by the PUC. On August 1, 1996, the PUC adopted the agreement with the interim revenue increase of $17.9. The four remaining issues before the PUC pending a final decision are hurricane Iniki recovery, interisland fiber recovery, depreciation expense levels and incentive compensation recovery. The Company anticipates that it will file its Phase II proposal by year end 1996.

On March 1, 1996, the PUC ordered the Company to implement 1+ and 0+ equal
access within the state by        May 1, 1996.  On March 11, 1996, the Company
filed a motion for stay of proceedings and for reconsideration of the PUC's order. On April 19, 1996, the PUC denied the Company's motion for stay of the
order.  Effective       July 10, 1996, the Company implemented 1+ and 0+ equal
access.

On May 11, 1993, the PUC initiated a communications infrastructure proceeding which was intended to investigate such issues as: what markets should be opened to competition; who should be allowed to compete in those markets; and what rules, if any, should apply. On May 17, 1996, the PUC formally adopted new administrative rules governing telecommunications competition and establishing a universal service fund in Hawaii. Since June 3, 1996, the effective date of the new rules, the PUC granted certificates of authority to twenty five applicants to operate as resellers of telecommunications services. As many as nine more applications for certificates of authority remain pending before the Commission.

On June 12, 1996, the PUC issued its decision and order implementing their new administrative rules. Among its provisions, the order approved the Company's cost recovery tariff and denied interexchange carriers' requests for "discounted" or impaired intrastate access rates. It further required the Company to implement remote call forwarding within six months as an interim measure pending full number portability and to file various position papers concerning recovery of the undepreciated balance of its facilities, rate restructuring, and universal service. In addition, the PUC ordered the parties to meet informally to arrive at a consensus on unbundling the Company's network functions and services. Position statements were filed by the Company in July relating to equal access cost recovery and impaired assets. In August 1996, the Company also filed position statements relating to revenue neutral rate rebalancing, universal service, and the classification of services into non-competitive, partially competitive and fully competitive categories. Collaborative meetings with the PUC, Consumer Advocate and

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


various parties were held in July to discuss issues related to unbundling of the local network. On June 24, 1996, the Company filed a Motion for
Reconsideration of the PUC's June 12, 1996 order.   On August 30, 1996, the PUC
ruled in the Company's favor on the majority of the issues raised in the Company's Motion for Reconsideration.

On July 15, 1996, as part of a pilot project, the PUC selected TelHawaii Incorporated (TelHawaii) as the alternative provider of telecommunications services and as the carrier of last resort (COLR) in the Ka'u area of the island of Hawaii, effective May 15, 1997. The Company must continue to provide service in the Ka'u area while TelHawaii seeks federal universal service funding. The PUC further required the Company and TelHawaii to negotiate all necessary agreements including, as required or appropriate, an agreement for the transfer to or use by TelHawaii of the Company's assets and agreements for extended area service, directory assistance and publications, interconnection, enhanced 911, and telecommunications relay services. The Company intends to continue offering a competitive alternative for Ka'u customers even after TelHawaii begins providing alternative telecommunications services as a COLR. On July 25, 1996, the Company filed a Motion for Reconsideration/Clarification of the Commission's July 15, 1996 order selecting TelHawaii as the alternative provider of telecommunications services and as the COLR in the Ka'u area of the island of Hawaii.

On August 16, 1996, the Company filed its Notice of Appeal of the PUC's orders selecting TelHawaii as the alternative provider of the Ka'u area. The Company is appealing the PUC's order on the basis that the Company opposes the effective taking of its property by forced sale of its assets in Ka'u. On September 5, 1996, the Company filed an Expedited Motion for Stay Pending Appeal and an Emergency Motion for Temporary Stay Pending Supreme Court Review of the Expedited Motion.

On September 16, 1996, the PUC ordered the Company to show cause why it should not pay a fine for not complying with the Commission's prior order to respond to information requests issued by TelHawaii. A hearing was held on September 30, 1996 with an order from the PUC assessing a $0.3 fine on the Company. The Company paid the fine under protest on October 3, 1996, and filed a Motion for Reconsideration on the PUC's order on October 3, 1996 due to the legal grounds for noncompliance with the PUC's order.

On July 16, 1996, the Company filed its tariff on implementation of Minimum Point of Entry (MPOE). The filing provides for further opening of the competitive telecommunications arena in Hawaii for inside wire, intra building cable and multi-unit locations. November 18, 1996 is the proposed effective date of the tariff which is pending PUC approval. The proposed implementation period for MPOE begins January 1, 1997 and extends over a five year period.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,    December 31,
                                                                 1996            1995
                                                           --------------    ------------
                                                              (Thousands of Dollars)
                                ASSETS

CURRENT ASSETS:
  Cash and temporary investments                           $     21,362      $      4,515
  Receivables, less allowances of $6,931 and $6,338             149,825           150,560
  Inventories and supplies                                       12,419             8,829
  Deferred income tax benefits                                    1,726            18,157
  Prepaid taxes and other                                        23,146            15,327
                                                           ------------      ------------
   Total current assets                                         208,478           197,388
                                                           ------------      ------------
PROPERTY, PLANT AND EQUIPMENT, at cost                        2,002,270         1,967,801
  Accumulated depreciation                                   (1,210,158)       (1,158,356)
                                                           ------------      ------------

   Total property, plant and equipment, net                     792,112           809,445
                                                           ------------      ------------
OTHER ASSETS, primarily employee benefit plans                  167,760           147,982
                                                           ------------      ------------
Total assets                                               $  1,168,350      $  1,154,815
                                                           ============      ============


                 LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term obligations, including current maturities     $     37,964      $    123,764
  Accounts payable                                               32,728            37,531
  Taxes payable                                                   8,075            15,927
  Accrued interest                                                6,015            11,786
  Accrued payroll costs                                          29,648            31,351
  Dividends payable                                               4,093                --
  Accrued restructuring costs                                    28,161            39,353
  Other                                                          31,097            30,771
                                                           ------------      ------------
   Total current liabilities                                    177,781           290,483
                                                           ------------      ------------

  Long-term debt                                                513,700           482,412
  Deferred income taxes                                          98,347            78,114
  Other liabilities                                              40,473            30,378
                                                           ------------      ------------
   Total liabilities                                            830,301           881,387
                                                           ------------      ------------
SHAREHOLDER'S EQUITY:
  Common stock (10,000,000 shares issued)                       250,000           250,000
  Additional paid-in capital                                     91,146            41,146
  Retained deficit                                               (3,097)          (17,718)
                                                           ------------      ------------
   Total shareholder's equity                                   338,049           273,428
                                                           ------------      ------------
Total liabilities and shareholder's equity                 $  1,168,350      $  1,154,815
                                                           ============      ============


           See Notes to Condensed Consolidated Financial Statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended
                                                                             September 30,
                                                                       --------------------------
                                                                          1996            1995
                                                                       ----------      ----------
                                                                         (Thousands of Dollars)
OPERATIONS

  Net income                                                            $  48,036      $  43,585
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                           93,435         90,391
   Deferred income taxes                                                   33,074         12,151
   Provision for uncollectible accounts                                     7,325          8,701
   Change in current assets and current liabilities                       (58,441)        (6,105)
   Other - net                                                            (14,351)       (14,846)
                                                                        ---------      ---------

   Net cash from operations                                               109,078        133,877
                                                                        ---------      ---------

INVESTING
   Capital expenditures                                                   (70,227)       (83,091)
   Purchase of MTC stock                                                     (450)            --
                                                                        ---------      ---------
   Net cash used in investing                                             (70,677)       (83,091)
                                                                        ---------      ---------


FINANCING
   Long-term debt issued                                                  148,353        148,236
   Long-term debt retired                                                (147,173)        (6,914)
   Dividends                                                              (29,322)       (23,693)
   Capital contribution from GTE                                           50,000             --
   Decrease in short-term obligations, excluding current maturities       (53,155)      (172,261)
   Other - net                                                              9,743             --
                                                                        ---------      ---------
   Net cash used in financing                                             (21,554)       (54,632)
                                                                        ---------      ---------

Increase (decrease) in cash and temporary investments                      16,847         (3,846)

Cash and temporary investments:
   Beginning of period                                                      4,515          7,709
                                                                        ---------      ---------
   End of period                                                        $  21,362      $   3,863
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

(2) On April 1, 1996, the Company redeemed prior to stated maturity its $35 million Series V 8.5% first mortgage bond. On June 1, 1996, the Company redeemed prior to stated maturity its $75 million Series AA 9.0% first mortgage bond. The Company issued $150 million of 7 3/8% debentures in September 1996 to refinance this high coupon debt. In anticipation of this refinancing program, the Company entered into forward contracts to sell $150 million of U.S. Treasury bonds in order to hedge against future changes in market interest rates. A gain of approximately $9 million occurred upon the settlement of the forward contracts and will be amortized over the life of the associated refinanced debt as an offset to interest expense. In August 1996, the Company received a capital contribution of $50 from GTE to improve the Company's financial position.

(3) Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits required by Item 601 of Regulation S-K.

         (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         (27)   Financial Data Schedule

   (b)   The Company filed a report on Form 8-K dated July 1, 1996, under
         Item 7, "Financial Statements and Exhibits." No financial information was included with this report.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               GTE Hawaiian Telephone Company Incorporated
                               -------------------------------------------
                                              (Registrant)


Date:  November 13, 1996                 William M. Edwards, III
     -------------------       -------------------------------------------
                                         William M. Edwards, III
                                       Vice President - Controller
                                     (Principal Accounting Officer)

                                 EXHIBIT INDEX

     Exhibit
     Number                                     Description
------------------        ------------------------------------------------------

        12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                Financial Data Schedule