Form 10-K405
period 1996-12-31
GTE HAWAIIAN TELEPHONE CO INC
filed 1997-03-25
CIK 46216

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended     December 31, 1996

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from       to

Commission File Number             2-33059

                 GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            HAWAII                                        99-0049500
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

600 Hidden Ridge, HQE04B12 - Irving, Texas                   75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

Registrant's telephone number, including area code         972-718-5600
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

THE COMPANY HAD 10,000,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1997. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

THE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

Item                                                                                  Page
Part I
       1.    Business                                                                   1

       2.    Properties                                                                 5

       3.    Legal Proceedings                                                          5
       4.    Submission of Matters to a Vote of Security Holders - This item has been
             omitted in accordance with the relief provisions under General
             Instruction J of Form 10-K

Part II
       5.    Market for the Registrant's Common Equity and Related                      6
             Shareholder Matters

       6. Selected Financial Data - This item has been omitted in accordance with the relief provisions under General Instruction J of Form 10-K

       7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                        7
       8.    Financial Statements and Supplementary Data                               11

       9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                                       33
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

The Company has three wholly-owned subsidiaries: Micronesian Telecommunications Corporation (MTC), GTE Hawaiian Tel Insurance Company Incorporated and GTE Hawaiian Tel International Incorporated. MTC, which is headquartered in Saipan in the Commonwealth of the Northern Marianas, provides local and international telecommunications services on the islands of Saipan, Tinian and Rota. GTE Hawaiian Tel Insurance Company Incorporated provides auto liability, general liability and workers' compensation insurance to the Company on a direct basis. GTE Hawaiian Tel International Incorporated is an entity established in accordance with a Federal Communications Commission (FCC) order that allows the Company to be classified as a nondominant provider of International Message Telephone Service (IMTS). See Note 10 of the Company's consolidated financial statements included in Item 8 for further detail.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. The Company provides local telephone service on each island in Hawaii and provides intraLATA (Local Access and Transport Area) toll service among the islands. InterLATA toll services between Hawaii and domestic points within the United States are provided by interexchange carriers (IXCs) which connect the Company's local facilities for call origination and termination. The IXCs are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company also provides interLATA toll service between Hawaii and international termination points in competition with interLATA common carriers. These international revenues are settled between the Company and interLATA common carriers through revenue sharing arrangements. The Company earns other revenues by providing such services as billing and collection and operator services to IXCs. At December 31, 1996, the Company served 827,561 access lines in its service territories.

At December 31, 1996, the Company had 2,886 employees.

The Company has written agreements with the International Brotherhood of Electrical Workers (IBEW) covering substantially all non-management employees. In 1994, the contracts with the IBEW expired. Negotiations continued through 1995, and in 1996, a new three-year agreement was reached.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the Public Utilities Commission (PUC) of the State of Hawaii as to its intrastate business operations and by the FCC as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services. In addition, competition from alternative local-exchange carriers (ALECs), IXCs, wireless carriers and cable providers, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The new law removes regulatory and court- ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

Following passage of the Telecommunications Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC released its rules implementing the provision of number portability and dialing parity in accord with the Telecommunications Act. In August 1996, the FCC also adopted its rules governing interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. These rules generally require local-exchange carriers (LECs) to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the Telecommunications Act. In October 1996, the U.S. Court of Appeals for the Eighth Circuit granted GTE's request for stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since November 1996, a number of state commission decisions determining the prices and terms of unresolved issues have been released (See
Note 10 of the Company's consolidated financial statements included in Item 8). Subsequent decisions are expected to be issued over a period extending through the first half of 1997.

The Company has exercised its right under the Telecommunications Act to challenge state regulatory commission arbitration orders that govern agreements between the Company and its competitors. The Company has filed lawsuits in federal district courts in Hawaii.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

A key provision of the Telecommunications Act eliminated the legal restraints of the GTE Consent Decree which kept the Company from providing interLATA long distance services. This action will simplify GTE's ability to market local, intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE now offers the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states where GTE currently offers local telephone service, including Hawaii. In addition, nineteen states, including Hawaii, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre- subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. GTE has proposals pending in all nine of the states which have not ordered implementation.

Federal regulatory activity has changed the traditional cost-based, rate-of-return regulatory framework for interstate telephone service. This regulatory framework provides economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The PUC remains under the traditional cost-based, rate-of-return regulatory framework for its intrastate telephone service.

For the provision of interstate and international access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

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

INITIATIVES

In 1996, the Company and its parent, GTE, continued to position themselves to respond aggressively to competitive developments and benefit from new opportunities.

GTE Hawaiian Telephone Company Incorporated (the Company):

Restructuring and Cost Control

During 1996, the Company substantially completed the implementation of its three-year $78.3 million re-engineering program. Total costs of the program included $52.8 million related to improvements in customer service processes, $19 million related to improvements in administrative processes and $6.5 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions.

GTE Corporation (GTE):

Video Services

The Telecommunications Act eliminates the telephone company programming ban and allows GTE the flexibility to choose whether it will enter the wireline video distribution business through an open video platform arrangement or via a standard cable television operation (Title VI). The legislation also allows GTE to deploy video networks which are fully integrated with its telephone operations.

GTE, through a separate subsidiary, made its initial entry into the video market under Title VI. The most technologically-advanced hybrid fiber/coaxial network available is being deployed. At the end of 1996, GTE had been granted six franchises, three in California and three in Florida. Construction of the networks in those markets is underway and approximately 7,000 video subscribers were acquired in 1996, bringing GTE's total video subscribers to approximately 15,000.

Internet Access

GTE, through a separate subsidiary, was the first local-exchange carrier to introduce nationwide Internet services to residential and business customers in 1996. By year-end 1996, GTE's Internet access service, marketed as GTE Internet Solutions, was offered in over 350 cities covering 49 states, including Hawaii. An agreement with UUNET Technologies provides the Internet backbone and local dialing capabilities. Over 70,000 customers were subscribing to GTE Internet Solutions at December 31, 1996.

GTE Long Distance

One of the most significant impacts of the Telecommunications Act's passage was the removal of certain restrictions previously included in GTE's Consent Decree. Prior to February 8, 1996, GTE was restricted from jointly marketing the products and services of the Company with those of GTE's interexchange subsidiaries. With this joint marketing restriction lifted, GTE can now offer its customers many services on one monthly bill, with one point of contact. This opportunity facilitated GTE's entry into the long distance business, as discussed above. By December 31, 1996, GTE, through a separate subsidiary, was offering the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states and was serving over 825,000 customers.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the state of Hawaii and on the islands of Saipan, Tinian and Rota, are generally in good operating condition and adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1992 to December 31, 1996, the Company made capital expenditures of $782 million for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 38% of gross plant of $2 billion at December 31, 1996.

In the fourth quarter of 1995, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71).

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 of the Company's consolidated financial statements included in Item 8.

Item 3.  Legal Proceedings

There are no pending legal proceedings which would have a material impact on the Company's consolidated financial statements.

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


SHAREHOLDER SERVICES

The First National Bank of Boston, Transfer Agent and Registrar for GTE and the Company's common stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o      Account information

o      Dividends

o      Market prices

o      Transfer instructions

o      Statements and reports

o      Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-617-575-2990.

Or write to:
       Bank of Boston
       c/o Boston EquiServe, L.P.
       P.O. Box 9121
       Boston, MA 02205-9121

For overnight delivery services, use the following address:
       Bank of Boston
       c/o Boston EquiServe, L.P.
       Blue Hills Office Park
       150 Royall Street
       Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT

To obtain a copy of the 1996 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call 1-800-225-5160.

INFORMATION VIA THE INTERNET

Internet World Wide Web users can access information on GTE through the following universal resource:
       http://www.gte.com

PRODUCTS AND SERVICES HOTLINE

Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE Hawaiian Telephone Company Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides a full range of telecommunications products and services in Hawaii and in the Pacific and Asia. The Company has three wholly-owned subsidiaries. Micronesian Telecommunications Corporation (MTC) is headquartered in Saipan and provides local and international telecommunications services on the islands of Saipan, Tinian and Rota. GTE Hawaiian Tel Insurance Company Incorporated provides auto liability, general liability and workers' compensation insurance to the Company on a direct basis. GTE Hawaiian Tel International Incorporated is an entity established in accordance with a Federal Communications Commission (FCC) order that allows the Company to be classified as a nondominant provider of International Message Telephone Service (IMTS). See Note 10 of the Company's consolidated financial statements included in Item 8 for further detail. At December 31, 1996, the Company served 827,561 access lines in its service territories.

RESULTS OF OPERATIONS

                                                   Years Ended December 31,
                                                   ------------------------
                                                      1996         1995
                                                   ----------   -----------
         Net income (loss)                         $     54.7    $  (225.5)

The net loss for 1995 includes an extraordinary charge (net of tax) of $263.4 for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995. Excluding this charge, net income increased 44% or $16.8 in 1996. The 1996 increase is primarily due to higher revenues and sales reflecting the favorable results of the 1995 Rate Case, continued customer growth and international service contracts initiated in the second half of 1995, partially offset by higher income tax expense.

  REVENUES AND SALES

                                                    Years Ended December 31,
                                                   ---------------------------
                                                      1996             1995
                                                   ----------       ----------
         Local services                            $    247.6       $    237.5
         Network access services                        148.6            134.6
         Toll services                                   88.8             96.3
         Other services and sales                       149.9            143.4
                                                   ----------       ----------
            Total revenues and sales               $    634.9       $    611.8

Total revenues and sales increased 4% or $23.1 in 1996.

Local service revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. Local service revenues increased 4% or $10.1 in 1996. This increase reflects the results of the 1995 Rate Case, discussed in more detail in Note 10, which increased local service revenues by $6 in the fourth quarter of 1996. The number of access lines increased 3.7% in 1996, generating $4.8 in additional revenues which reflects both customer growth and second line promotions. In addition, revenue increased $2.4 reflecting growth in sales of custom calling features, such as SmartCall (R), and increased $2.1 from higher sales of integrated digital services enabling transmission of voice, data, image and text, such as Internet access. These increases are partially offset by a reduction of $4.8 in private line and directory assistance revenues.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Cellular service providers and other local-exchange carriers also pay access charges for cellular and intraLATA (Local Access and Transport Area) toll calls hauled or terminated by the Company. Network access service revenues increased 10% or $14 in 1996. This increase includes the effects of an 11% increase in minutes of use, which generated $6.8 in additional revenues, and higher special access revenues of $6.8 resulting from a growth in dedicated lines. In addition, the increase reflects higher support payments of $2.2 received from the National Exchange Carrier Association. Partially offsetting these increases is the net effect of the 1995 and 1996 Annual Price Cap Filings which reduced rates, unfavorably impacting revenues by $3.3.

The Company provides intraLATA toll service among the islands. The Company also provides interLATA toll service between Hawaii and international termination points in competition with interLATA common carriers. These international revenues are settled between the Company and interLATA common carriers through revenue sharing arrangements. Toll service revenues decreased 8% or $7.5 in 1996. This decline includes a $4.1 decrease in revenues which reflects lower domestic toll volumes from continued competition with long distance carriers authorized to provide intraLATA toll service on a 10XXX and 1+ basis. The decrease is also due to lower international toll volumes of $1.7. Other services and sales revenues increased 5% or $6.5 in 1996. This increase is primarily related to revenue of $3.2 from international service contracts initiated in the second half of 1995 and growth of $1.6 from sales of voice messaging services. In addition, the increase is the result of higher directory advertising revenue of $1.8 due to timing of publications.

  OPERATING COSTS AND EXPENSES

                                                     Years Ended December 31,
                                                     -------------------------
                                                      1996             1995
                                                     -------          -------
         Cost of services and sales                  $ 276.7          $ 273.6
         Selling, general and administrative           116.4            122.6
         Depreciation and amortization                 125.0            123.9
                                                     -------          -------
            Total operating costs and expenses       $ 518.1          $ 520.1

Total operating costs and expenses remained relatively unchanged, decreasing by $2 in 1996. This slight decrease is primarily driven by a decrease in labor costs of $5.4 associated with productivity gains from process re-engineering and other cost containment programs. Partially offsetting this decrease are higher gross receipts tax of $2.8 and increases in depreciation and amortization of $1.1 primarily resulting from increased plant investments.

  OTHER EXPENSES

                                                  Years Ended December 31,
                                                  ------------------------
                                                   1996             1995
                                                  -------          -------
         Interest - net                           $ 38.3            $ 39.5
         Income taxes                               23.9              15.0

Interest - net decreased 3% or $1.2 in 1996. This decrease is primarily due to lower interest expense reflecting lower interest rates associated with a high-coupon debt refinancing program initiated during the first half of 1996.

Income taxes increased 59% or $8.9 in 1996. This increase is primarily a result of higher pre-tax income.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the Public Utilities Commission (PUC) of the State of Hawaii as to its intrastate business operations and by the FCC as to its interstate and international operations.

Significant regulatory and legislative developments occurred during 1996, including the passage of the Telecommunications Act of 1996 (the
Telecommunications Act). The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace, while preserving and advancing universal telephone service.

As a result of the Telecommunications Act, the Company may be faced with increased competition from numerous sources, including competitive access providers (CAPs), alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless carriers, cable providers, media and computer companies. These companies collectively have the ability to offer a broad array of voice, video and data services to business and residential customers.

Following passage of the Telecommunications Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC adopted its rules governing interconnection. These rules generally require LECs to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the Telecommunications Act. In October 1996, the U.S. Court of Appeals for the Eighth Circuit granted GTE's request for a stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

A key provision of the Telecommunications Act eliminated the legal restraints of the GTE Consent Decree which kept the Company from providing interLATA long distance services. This action will simplify GTE's ability to market local, intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE now offers the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states where GTE currently offers local telephone service, including Hawaii. In addition, nineteen states, including Hawaii, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre- subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. GTE has proposals pending in all nine of the states which have not ordered implementation.

Federal regulatory activity has changed the traditional cost-based, rate-of-return regulatory framework for interstate telephone service. This regulatory framework provides economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The PUC remains under the traditional cost-based, rate- of-return regulatory framework for its intrastate telephone service.

For the provision of interstate and international access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

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

OTHER MATTERS

Eleven separate class action lawsuits were brought against GTE and twelve of its subsidiaries (GTE Defendants), including the Company, relating to the provision of inside wire maintenance services. On August 6, 1996, the GTE Defendants and class counsel executed and filed a settlement agreement in one of the lawsuits. The Court preliminarily approved the agreement and conditionally certified a national class of plaintiffs for settlement purposes. A fairness hearing on the settlement was held on December 18, 1996. On January 21, 1997, the Court approved the settlement as written and issued a permanent injunction to prohibit future lawsuits covering any claims from 1987 to the date of settlement. Pursuant to the settlement, a proof of claim form was inserted into the March 1997 customer bills for the national class to request their benefits under the settlement. Management believes that the Company has adequately provided for this settlement in its financial statements for the year ended December 31, 1996.

INITIATIVES

In 1996, the Company and its parent, GTE, continued to position themselves to respond aggressively to competitive developments and benefit from new opportunities. Further information regarding these initiatives is discussed in
Item 1.

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

Item 8.       Financial Statements and Supplementary Data

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31                              1996              1995             1994
-----------------------                            --------         ---------        ---------
                                                           (Thousands of Dollars)
REVENUES AND SALES (a)
  Local services                                  $ 247,627         $ 237,467        $ 225,913
  Network access services                           148,598           134,588          128,840

  Toll services                                      88,782            96,252          121,871
  Other services and sales                          149,914           143,453          127,587
                                                  ---------         ---------        ---------
   Total revenues and sales                         634,921           611,760          604,211
                                                  ---------         ---------        ---------

OPERATING COSTS AND EXPENSES (b)
  Cost of services and sales                        276,712           273,636          280,648
  Selling, general and administrative               116,398           122,603          128,247

  Depreciation and amortization                     125,032           123,876          116,478
                                                  ---------         ---------        ---------
   Total operating costs and expenses               518,142           520,115          525,373
                                                  ---------         ---------        ---------

OPERATING INCOME                                    116,779            91,645           78,838

OTHER (INCOME) EXPENSE
  Interest - net                                     38,267            39,500           35,039
  Other - net                                           (39)             (779)           1,387
                                                  ---------         ---------        ---------

INCOME BEFORE INCOME TAXES                           78,551            52,924           42,412
  Income taxes                                       23,850            15,023           12,613
                                                  ---------         ---------        ---------
INCOME BEFORE EXTRAORDINARY CHARGE                   54,701            37,901           29,799
  Extraordinary charge                                   --          (263,419)              --
                                                  ---------         ---------        ---------
NET INCOME (LOSS)                                 $  54,701         $(225,518)       $  29,799
                                                  =========         =========        =========



(a) Includes billings to affiliates of $43,469, $41,958 and $38,420 for the years 1996-1994, respectively.
(b) Includes billings from affiliates of $39,376, $45,446 and $37,322 for the years 1996-1994, respectively.





See Notes to Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31                                                                          1996             1995
-----------                                                                       -----------      -----------
                                                                                    (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $    20,154      $     4,515
  Receivables, less allowances of $6,066 and $6,338                                   144,710          150,560
  Inventories and supplies                                                              5,906            8,829
  Deferred income tax benefits                                                          6,202           18,157
  Prepaid taxes                                                                        22,813           11,707
  Other                                                                                 1,800            3,620
                                                                                  -----------      -----------

   Total current assets                                                               201,585          197,388
                                                                                  -----------      -----------

Property, plant and equipment, net                                                    822,473          809,445
Employee benefit plans                                                                171,118          141,083
Other assets                                                                            5,809            6,899
                                                                                  -----------      -----------
Total assets                                                                      $ 1,200,985      $ 1,154,815
                                                                                  ===========      ===========



LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term obligations, including current maturities                            $    49,600      $   123,764
  Accounts payable                                                                     19,728           19,744
  Affiliate payables and accruals                                                      30,733           17,787
  Advanced billings and customer deposits                                              14,771           17,762
  Taxes payable                                                                         1,797           15,927
  Accrued interest                                                                     12,793           11,786
  Accrued payroll costs                                                                29,070           31,351
  Accrued restructuring costs                                                              --           39,353
  Other                                                                                32,282           13,009
                                                                                  -----------      -----------
   Total current liabilities                                                          190,774          290,483
                                                                                  -----------      -----------


  Long-term debt                                                                      513,016          482,412
  Deferred income taxes                                                                98,687           78,114
  Employee benefit plans                                                               44,722           25,461
  Other liabilities                                                                    14,399            4,917
                                                                                  -----------      -----------
   Total liabilities                                                                  861,598          881,387
                                                                                  -----------      -----------

Shareholder's equity:
  Common stock (10,000,000 shares issued)                                             250,000          250,000
  Additional paid-in capital                                                           91,146           41,146
  Retained deficit                                                                     (1,759)        (17,718)
                                                                                  -----------      -----------

   Total shareholder's equity                                                         339,387          273,428
                                                                                  -----------      -----------
Total liabilities and shareholder's equity                                        $ 1,200,985       $1,154,815
                                                                                  ===========      ===========


See Notes to Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31                                               1996            1995             1994
-----------------------                                            ---------        ---------        ---------
                                                                             (Thousands of Dollars)
OPERATIONS
   Income before extraordinary charge                              $  54,701        $  37,901        $  29,799
   Adjustments to reconcile income before extraordinary
    charge to net cash from operations:
    Depreciation and amortization                                    125,032          123,876          116,478
    Deferred income taxes                                             28,938           22,112           13,405
    Provision for uncollectible accounts                               9,761            9,119            5,673
    Change in current assets and current liabilities:
      Receivables - net                                              (18,411)         (13,154)         (19,362)
      Other current assets                                             4,743           (1,366)            (885)
      Accrued taxes and interest                                     (20,640)           5,062            5,225
      Other current liabilities                                       (9,554)         (23,337)         (20,408)
    Other - net                                                      (12,156)         (22,189)         (16,043)
                                                                   ---------        ---------        ---------
    Net cash from operations                                         162,414          138,024          113,882
                                                                   ---------        ---------        ---------


INVESTING
   Capital expenditures                                             (131,719)        (130,127)        (171,667)
   Purchase of MTC stock                                                (450)              --               --
                                                                   ---------        ---------        ---------
    Net cash used in investing                                      (132,169)        (130,127)        (171,667)
                                                                   ---------        ---------        ---------

FINANCING
   Long-term debt issued                                             148,353          148,236               --
   Long-term debt retired                                           (147,592)          (8,301)         (12,702)
   Dividends                                                         (33,415)         (23,693)         (20,631)
   Capital contribution from GTE                                      50,000               --               --
   Increase (decrease) in short-term obligations,
      excluding current maturities                                   (41,695)        (127,333)          98,019
   Other - net                                                         9,743               --               --
                                                                   ---------        ---------        ---------
    Net cash from (used in) financing                                (14,606)         (11,091)          64,686
                                                                   ---------        ---------        ---------


Increase (decrease) in cash and cash equivalents                      15,639           (3,194)           6,901


Cash and cash equivalents:
   Beginning of year                                                   4,515            7,709              808
                                                                   ---------        ---------        ---------
   End of year                                                     $  20,154        $   4,515        $   7,709
                                                                   =========        =========        =========


Cash paid (refunded) during the year for:
   Interest                                                        $  39,924        $  37,321        $  35,737
   Income taxes                                                        7,388           (9,945)           4,960


See Notes to Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                             Additional   Retained
                                                 Common       Paid-In     Earnings
                                                 Stock        Capital     (Deficit)      Total
                                                --------     ---------    ---------     ---------
                                                            (Thousands of Dollars)
Shareholder's equity, December 31, 1993         $250,000     $  40,821    $ 217,325      $508,146
Net income                                                                   29,799        29,799

Dividends declared                                                          (15,631)      (15,631)
Other                                                              325                        325
                                                --------     ---------    ---------    ----------
Shareholder's equity, December 31, 1994          250,000        41,146      231,493       522,639

Net loss                                                                   (225,518)     (225,518)
Dividends declared                                                          (23,693)      (23,693)
                                                --------     ---------    ---------    ----------
Shareholder's equity, December 31, 1995          250,000        41,146      (17,718)      273,428

Net income                                                                   54,701        54,701

Dividends declared                                                          (38,742)      (38,742)
Capital contribution from GTE                                   50,000                     50,000
                                                --------     ---------    ---------    ----------
Shareholder's equity, December 31, 1996         $250,000     $  91,146    $  (1,759)   $  339,387
                                                ========     =========    =========    ==========





See Notes to Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Hawaiian Telephone Company Incorporated (the Company) provides a wide variety of communications services, in Hawaii and in the Pacific and Asia, ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1996, the Company served 827,561 access lines in its service territories. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).


BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries. The subsidiaries include Micronesian Telecommunications Corporation (MTC), GTE Hawaiian Tel Insurance Company Incorporated and GTE Hawaiian Tel International Incorporated, an entity established in accordance with a Federal Communications Commission (FCC) order that allows the Company to be classified as a nondominant provider of
International Message Telephone Service (IMTS).   All significant intercompany
items have been eliminated.

The Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), in the fourth quarter of 1995 (see Note 2).

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1996 presentation.


TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $34.3 million, $27.7 million and $27.1 million for the years 1996-1994, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a normal return realized by GTE Supply.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $39.4 million, $45.4 million and $37.3 million for the years 1996-1994, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering, and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transactions are based on a proportional cost allocation method as filed with the FCC.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $43.5 million, $42 million and $38.4 million for the years 1996-1994, respectively.


DEPRECIATION AND AMORTIZATION

In 1996, the Company began providing for depreciation on a straight-line basis over the estimated economic lives of its assets (see Note 2). The Company had previously provided for depreciation on a straight-line basis over asset lives
approved by regulators.   Maintenance and repairs of property are charged to
income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

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


STOCK OPTION PLANS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). As permitted by FAS 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The difference between the recognition and measurement provisions of FAS 123 and APB 25 is not significant to the Company's results of operations.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely. Deferred income taxes are not provided on undistributed earnings of the Company's foreign subsidiary, approximately $38 million at December 31, 1996, as such earnings are expected to be permanently reinvested in the foreign subsidiary.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.




2.  EXTRAORDINARY CHARGE

In response to legislation (see Note 10) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $263.4 million (net of tax benefits of $167.8 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition to the one-time charge, beginning in 1996, the Company shortened the depreciable lives of its telephone plant and equipment as follows:

                                                       Depreciable Lives
                                               --------------------------------
                                                 Average
 Asset Category                                  Before                 After
-----------------------                        ------------          ----------
 Copper                                           20-30                  15
 Switching                                        17-19                  10
 Circuit                                          11-13                   8
 Fiber                                            25-30                  20

3.  RESTRUCTURING COSTS

During 1993, the Company recorded one-time restructuring costs of $78.3 million, which reduced net income by $48.2 million, primarily for incremental costs related to implementation of the Company's re-engineering plan to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The restructuring costs included $52.8 million to re-engineer customer service processes and $19 million to re-engineer administrative processes. The restructuring costs also included $6.5 million to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. The re-engineering plan was substantially completed in 1996, consistent with the original cost estimates.




4. SHAREHOLDER'S EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 18,000,000 shares with a par value of $25 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.


ADDITIONAL PAID-IN CAPITAL

Additional paid-in capital includes a capital contribution of $50 million received in August 1996 from GTE to improve the Company's financial position.

5.  DEBT

Long-term debt as of December 31, was as follows:

                                                                          1996                1995
                                                                       ----------           ---------
                                                                        (Thousands of Dollars)
First mortgage bonds:
   5 5/8% Series R,  due 1997                                         $   16,000          $   16,000
   6 3/4% Series S,  due 1998                                             20,000              20,000
   8 3/4% Series T,  due 2000                                                 --              35,000
   8    % Series U,  due 2001                                             20,000              20,000
   8 1/2% Series V,  due 2006                                                 --              35,000
   9    % Series AA, due 2000                                                 --              75,000
   6 3/4% Series BB, due 2005                                            125,000             125,000

Debentures:
   7    % Series A,  due 2006                                            150,000             150,000
   7 3/8% Series B,  due 2006                                            150,000                  --

Other:
   5% Rural Utilities Services first mortgage bond, due 2018               9,353               9,585
   Rural Telephone Bank first mortgage bonds,
        maturing through 2021, rates ranging from 5.43% to 7.5%           30,820              31,906
   GTE Leasing Corporation financing agreements, maturing
        through 2001, rates ranging from 8.23% to 11.99%                   3,552               4,831
   Other                                                                     806                 801
                                                                      ----------           ---------
  Total principal amount                                                 525,531             523,123
Premium (discount) - net                                                   6,185              (2,911)
                                                                      ----------           ---------
  Total                                                                  531,716             520,212

Less: current maturities of long-term debt                               (18,700)            (37,800)
                                                                      ----------           ---------
  Total long-term debt                                                $  513,016           $ 482,412
                                                                      ==========           =========

In March, April and June 1996, the Company redeemed prior to stated maturity, the $35 million 8 3/4% Series T first mortgage bonds, the $35 million 8 1/2% Series V first mortgage bonds and the $75 million 9% Series AA first mortgage bonds, respectively. The Company issued $150 million of 7 3/8% Series B debentures, due 2006, in September 1996 to refinance this high-coupon debt. Net proceeds were used to finance the Company's construction program and for general corporate purposes.

In August 1995, the Company issued $150 million of 7% Series A Debentures, due 2006. The net proceeds were used toward the repayment of short-term debt incurred for the purpose of financing the Company's construction program.

The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of the Company's indentures. None of the securities shown above were held in sinking or other special funds of the Company or pledged by the Company. Debt discounts and premiums on the Company's outstanding long-term debt are amortized over the lives of the respective issues. Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.

Estimated payments of long-term debt during the next five years are: $18.7 million in 1997; $22 million in 1998; $2.1 million in 1999; $2.3 million in 2000 and $22.3 million in 2001.

Total short-term obligations as of December 31, were as follows:

                                                                                   1996           1995
                                                                               -----------      ----------
                                                                                 (Thousands of Dollars)
Notes payable to affiliate - average rates 5.6% and 6.1%                       $    30,900      $   85,964
Current maturities of long-term debt                                                18,700          37,800
                                                                               -----------      ----------
  Total                                                                        $    49,600      $  123,764
                                                                               ===========      ==========





6.   FINANCIAL INSTRUMENTS

During 1996, the Company entered into forward contracts to sell $150 million of U.S. Treasury Bonds in order to hedge against future changes in market interest rates related to the debt the Company called and subsequently refinanced in September 1996. A gain of approximately $9 million occurred upon the settlement of the forward contracts and is being amortized over the life of the associated refinanced debt as an offset to interest expense.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1996, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, was lower than the carrying value by approximately $9 million. The estimated fair value of long-term debt as of December 31, 1995 exceeded the carrying value by approximately $12 million.

7.   INCOME TAXES

The income tax provision (benefit) is as follows:

                                                                       1996             1995             1994
                                                                     --------          --------        ---------
                                                                             (Thousands of Dollars)
Current:
  Federal                                                            $  9,176          $    709        $   3,195
  State                                                               (14,264)           (7,798)          (3,987)
                                                                     --------          --------        ---------
                                                                       (5,088)           (7,089)            (792)
                                                                     --------          --------        ---------
Deferred:
  Federal                                                              13,891            14,101            8,253
  State                                                                15,545             8,869            5,970
                                                                     --------          --------        ---------
                                                                       29,436            22,970           14,223
                                                                     --------          --------        ---------

Amortization of deferred investment tax credits                          (498)             (858)            (818)
                                                                     --------          --------        ---------
   Total                                                             $ 23,850          $ 15,023        $  12,613
                                                                     ========          ========        =========


A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

                                                                       1996             1995             1994
                                                                     --------          --------        ---------
                                                                                (Thousands of Dollars)
Amounts computed at statutory rates                                  $ 27,493          $ 18,523         $ 14,844
  State and local income taxes, net of federal income tax
    benefits                                                              833               696            1,288
  Amortization of deferred investment tax credits, net of
    federal income tax benefits                                          (308)             (858)            (818)
  Depreciation of telephone plant construction costs
    previously deducted for tax purposes - net                             --             1,297            1,516
  Rate differentials applied to reversing temporary
    differences                                                            --            (1,752)          (1,267)
  Undistributed earnings of foreign subsidiary                         (3,817)           (2,259)          (4,154)
  Other differences - net                                                (351)             (624)           1,204
                                                                     --------          --------        ---------
Total provision                                                      $ 23,850          $ 15,023        $  12,613
                                                                     ========          ========        =========



The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                                                                         1996             1995
                                                                                       --------        ---------
                                                                                         (Thousands of Dollars)
Depreciation and amortization                                                          $ 21,829        $  13,207
Employee benefit obligations                                                            (22,059)         (15,552)
Prepaid pension cost                                                                     65,400           52,563
Investment tax credits                                                                    1,996            2,320
Capital goods excise tax credits                                                         31,352           30,434
Other - net                                                                              (6,033)         (23,015)
                                                                                       --------        ---------
   Total                                                                               $ 92,485        $  59,957
                                                                                       ========        =========

8.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1996-1994 were as follows:

                                                         1996             1995              1994
                                                       ----------      ----------        ----------
                                                               (Thousands of Dollars)
Benefits earned during the year                        $   11,429      $    9,915        $   11,988
Interest cost on projected benefit obligations             29,689          28,421            26,565
Return on plan assets:
  Actual                                                 (115,011)       (130,646)            1,168
  Deferred                                                 55,225          79,499           (49,374)
Other - net                                              (11,262)         (11,779)           (9,087)
                                                       ---------       ----------        ----------
  Net pension credit                                   $ (29,930)      $  (24,590)       $  (18,740)
                                                       =========       ==========        ==========

The expected long-term rate of return on plan assets was 9.0% for 1996 and 8.5% for 1995 and 1994.

The funded status of the plans and the net prepaid pension cost at December 31, were as follows:

                                                                                      1996             1995
                                                                                    ---------        ---------
                                                                                       (Thousands of Dollars)
Vested benefit obligations                                                           $311,725         $303,917
                                                                                     ========         ========

Accumulated benefit obligations                                                      $328,535         $313,751
                                                                                     ========         ========


Plan assets at fair value                                                            $815,924         $721,656
Less: projected benefit obligations                                                   416,411          402,635
                                                                                     --------         --------
Excess of assets over projected obligations                                           399,513          319,021
Unrecognized net transition asset                                                    (20,104)         (28,216)
Unrecognized net gain                                                                (208,291)        (149,722)
  Net prepaid pension cost                                                           $171,118         $141,083
                                                                                     ========         ========

Assumptions used to develop the projected benefit obligations at December 31, were as follows:

                                                                                       1996             1995
                                                                                     --------         -------
Discount rate                                                                           7.50%            7.50%
Rate of compensation increase                                                           5.25%            5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1996-1994 included the following components:

                                                                    1996             1995             1994
                                                                  --------         ---------        --------
                                                                            (Thousands of Dollars)
Benefits earned during the year                                   $   2,193        $   1,862        $  2,595
Interest on accumulated postretirement benefit obligations           17,070           15,458          16,374
Actual return on plan assets                                         (1,698)          (5,705)          1,086
Amortization of transition obligation                                 7,437            7,500           7,598
Other - net                                                            (112)           4,416            (722)
                                                                   --------        ---------        --------
  Postretirement benefit cost                                      $ 24,890        $  23,531        $ 26,931
                                                                   ========        =========        ========

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                                     1996            1995
                                                                                   --------        --------
                                                                                    (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                                         $110,144        $100,385
  Fully eligible active plan participants                                           109,360         104,801
  Other active plan participants                                                     22,028          22,157
                                                                                   --------        --------
Total accumulated postretirement benefit obligations                                241,532         227,343
Less: fair value of plan assets                                                      62,750          51,102
                                                                                   --------        --------
Excess of accumulated obligations over plan assets                                  178,782         176,241
Unrecognized transition obligation                                                 (118,678)       (126,421)
Unrecognized prior service cost                                                     (10,534)        (12,252)
Unrecognized net loss                                                                (5,939)        (13,192)
                                                                                   --------        --------
  Accrued postretirement benefit obligations                                       $ 43,631        $ 24,376
                                                                                   ========        ========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1996 and December 31, 1995. The assumed health care cost trend rate was 8.75% in 1996 and averaged 9.75% in 1995 and is assumed to decrease gradually to an ultimate rate of 6.0% in the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1996 costs by $3.1 million and the accumulated postretirement benefit obligations as of December 31, 1996 by $37.9 million.


SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $3.1 million in 1996 and $3 million in 1995-1994, respectively.

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                     1996               1995
                                                  -----------        -----------
                                                   (Thousands of Dollars)
Land                                              $    10,725        $    11,551
Buildings                                             163,992            155,302
Plant and equipment                                 1,660,752          1,583,187
Other                                                 213,901            217,761
                                                  -----------         ----------

  Total                                             2,049,370          1,967,801
  Accumulated depreciation (see Note 2)            (1,226,897)        (1,158,356)
                                                  -----------         ----------

  Total property, plant and equipment - net       $   822,473         $  809,445
                                                  ===========         ==========


Depreciation expense in 1996-1994 was equivalent to a composite average percentage of 6.1%, 6.3% and 6.5%, respectively.

10.  REGULATORY AND COMPETITIVE MATTERS

The Company is subject to regulation by the Public Utilities Commission (PUC) of the State of Hawaii with respect to intrastate business operations and by the FCC for its interstate and international business operations, earth station ownership and the use of authorized radio frequencies.

INTRASTATE SERVICES

Rate Matters

On May 11, 1993, the Company filed a general rate increase application with the PUC, requesting approval to increase intrastate revenues by $50.4 million.
This represented a 15.9% increase over intrastate revenues for 1993 at current rates, and was the first rate increase application the Company had filed since 1985. The Company's rate restructure proposal and earnings investigation which were in progress were incorporated into the rate case docket. Hearings took place in March and April 1994. On June 14, 1994, the PUC ordered that the Company continue its rates at existing levels and denied the Consumer Advocate's recommendation for an interim revenue decrease.

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

On November 29, 1994, the PUC issued an order approving the adoption of accrual accounting for Postretirement Benefits Other Than Pensions (FAS 106) for ratemaking purposes. The PUC's order directed the Company to file plans for reflecting the full impact of FAS 106 in rates to be effective January 1, 1995. The PUC approved, on January 19, 1995, the Company's plan to reflect an additional $10.7 million of Postretirement Benefits Other Than Pensions in its rates, retroactive to January 1, 1995.

On June 9, 1995, the PUC issued a decision on the Company's 1993 Rate Case.
The PUC ordered that the Company's existing rate of return, rate base, and rate structure remain unchanged until the next rate case. The Company notified the PUC on July 10, 1995 that it would appeal the decision to the Hawaii Supreme Court. On March 7, 1997, the Company filed a stipulation to withdraw its appeal of the PUC's 1993 Rate Case order and focus on an appeal of selected issues in the 1995 Rate Case discussed below.

On September 29, 1995, the Company filed an application to increase its rates by $74 million in its 1995 Rate Case. The PUC approved bifurcation of the proceeding into a revenue requirement phase (Phase I) and a rate design phase (Phase II). The PUC held public hearings on Phase I in late 1995. The Department of Defense (DOD), AT&T Communications of Hawaii (AT&T) and Pacwest Telecommunications Corporation (Pacwest) filed motions to intervene in this proceeding. On January 12, 1996, the PUC granted the DOD intervention in both phases but limited AT&T and Pacwest to participating in the formulation of issues for Phase I. The PUC subsequently allowed AT&T to continue as a participant in the proceeding for limited issues but denied Pacwest's request for continued participation.

On July 26, 1996, the Company filed a stipulation with the PUC requesting approval of an agreement reached with the Division of Consumer Advocate, DOD and AT&T that resolves most of the issues presented in the Company's Rate Case. Based on the issues resolved, the parties agreed the Company is entitled to an interim revenue increase of $17.9 million. This figure is based on $10.1 million for the agreed upon issues plus an additional $7.8 million to allow the Company to recover depreciation expense at levels currently authorized by the PUC. On August 1, 1996, the PUC adopted the agreement with the interim revenue increase of $17.9 million. The four remaining issues before the PUC pending a final decision were Hurricane Iniki recovery, interisland fiber recovery, depreciation expense levels and incentive compensation recovery. The Company received a final award of $23.6 million on January 31, 1997 reflecting a final decision on Hurricane Iniki recovery with an award of $5.7. On March 3, 1997, the Company filed a notice of

Appeal with the Supreme Court of the State of Hawaii to seek review of the PUC's Phase I final order regarding interisland fiber recovery, depreciation expense levels and recovery of incentive based compensation for management employees.

Arbitration Activity

In August 1996, pursuant to the Telecommunications Act of 1996 (the Telecommunications Act), AT&T filed a petition with the PUC requesting arbitration of remaining interconnection, resale, and unbundling issues between AT&T and the Company. Hearings were held on October 14 to 17, 1996, and Decision No. 15229 was issued by the PUC on December 12, 1996. In its decision, the PUC ordered the Company, including many other things, to discount all retail services at a rate of 15% and offer unbundled network elements at a price based on the Company's total element long run incremental cost (TELRIC) increased by 10% for joint and common costs, with both parties filing an interconnection agreement within 30 days. On January 10, 1997, the Company filed a complaint for declaratory and injunctive relief in the United States District Court. However, the Company continued to negotiate with AT&T and filed, under protest, an interconnection agreement with the PUC on February 26, 1997.

Western Wireless Corporation (Western Wireless) filed a petition for arbitration with the PUC on September 6, 1996. The PUC held a hearing on November 12, 1996 and issued Decision No. 15277 on December 24, 1996, ordering both parties to file an interconnection agreement on January 23, 1997. On February 21, 1997, the PUC issued an order approving the interconnection agreement filed January 24, 1997. The Company filed a complaint for declaratory and injunctive relief in the United States District Court on February 14, 1997.

On October 16, 1996, GST Telecom Hawaii petitioned the PUC for arbitration which was ultimately withdrawn on November 8, 1996. On November 27, 1996, an interconnection agreement between the Company and GST Telecom Hawaii was filed with approval granted by the PUC in Decision and Order No. 15283. A revised interconnection agreement was filed with the PUC on January 16, 1997, with the E911 and Telecommunications Relay Service (TRS) agreements filed on January 16, and January 24, 1997, respectively.

Sprint Corporation (Sprint) petitioned the PUC for arbitration in September 1996 on many of the same issues that were submitted by AT&T. Hearings were held on December 2, and 3, 1996, and on January 17, 1997, the PUC issued Decision No. 15316 which reaffirmed decisions issued in the previous arbitration proceedings. The Company filed, under protest, an interconnection agreement with the PUC on February 24, 1997. Sprint is seeking to adopt the provision of the AT&T agreement in lieu of the negotiated agreement ordered by the PUC. The Company filed its opposition on February 27, 1997 seeking approval of the arbitrated agreement submitted in compliance with the PUC's decision.

Communications Infrastructure

On May 11, 1993, the PUC initiated a communications infrastructure proceeding which was intended to investigate such issues as: what markets should be opened to competition; who should be allowed to compete in those markets; and what rules, if any, should apply. As part of this proceeding, on May 17, 1996, the PUC formally adopted administrative rules governing telecommunications competition and establishing a universal service fund in Hawaii. Since June 3, 1996, the effective date of the new rules, the PUC has granted certificates of authority to numerous applicants to operate as resellers of telecommunications services and has others pending.

On June 12, 1996, the PUC issued its decision and order implementing its new administrative rules. Among its provisions, the order approved the Company's cost recovery tariff and denied interexchange carriers' requests for "discounted" or impaired intrastate access rates. On June 24, 1996, the Company filed a motion for reconsideration of portions of the PUC's order. In its August 30, 1996 ruling, the PUC ruled in the Company's favor on the majority of issues raised by the Company.

In compliance with certain requirements set forth in the June 12, 1996 order, the Company filed position statements in July 1996 relating to equal access cost recovery and impaired assets. On August 12, 1996, the Company filed position statements relating to revenue-neutral rate rebalancing, universal service, and the classification of services into non-competitive, partially competitive and fully competitive categories. On September 3, 1996, the Company filed a position statement on unbundling. Also on November 12, 1996, the Company filed a tariff application to implement remote call forwarding as an interim measure pending full number portability. This tariff application was suspended on December 11, 1996, pending further investigation by the Commission.

Additionally, the PUC issued draft administrative rules on August 13, 1996 concerning aggregator and operator service, pay telephone service, and shared tenant service. The parties filed comments on the draft rules on August 28, 1996. Public hearings on these rules are expected in the first quarter of 1997.

On December 12, 1996, the PUC issued a decision on the petition of AT&T for arbitration with the Company concerning interconnection of AT&T's facilities and equipment with the Company's network. Pursuant to this ruling, many of the issues contained in this AT&T arbitration proceeding will be deferred to the communications infrastructure docket. These issues include: 1) permanent wholesale rates for resale of telecommunications services by an incumbent local exchange carrier; 2) the appropriate cost basis for interconnection and unbundled network elements; 3) the appropriate pricing methodology for collocation; and 4) costing for access to poles, ducts, conduits and rights-of-way. Further activity to address these and other issues within the communications infrastructure proceeding is currently pending PUC action.

Competition

On March 1, 1996, the PUC ordered the Company to implement 1+ and 0+ equal access within the state by May 1, 1996. On March 11, 1996, the Company filed a motion for stay of proceedings and for reconsideration of the PUC's order. On April 19, 1996, the PUC denied the Company's motion for stay of the order. Effective July 10, 1996, the Company implemented 1+ and 0+ equal access.

During the first quarter of 1995, the PUC authorized AT&T and Sprint to provide interisland toll service on a 10XXX basis, effective March 1, 1995. The PUC reserves the right to modify or rescind the authority depending on the impact to the Company. On February 14, 1995, the PUC approved the Company's request to lower its toll rates and make changes to its various calling plans to keep them competitive with AT&T's rates. On February 22, 1995, the PUC granted MCI Communication Corporations' application to provide interisland toll service on a 10XXX basis.

Rural Service Plans

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

The PUC opened a docket on December 12, 1994, and ordered the Company to show cause why the PUC should not authorize an alternate telecommunications provider for the rural areas of the state. On December 13, 1995, the PUC issued a decision allowing a telecommunications carrier other than the Company to seek authorization to provide service in the Ka'u area on the island of Hawaii. The PUC accepted bid proposals through May 15, 1996 from carriers, including the Company, who were interested in serving the first rural area for which an alternative telecommunications provider may be authorized. The PUC selected TelHawaii Incorporated (TelHawaii) as the alternative provider and carrier of last resort (COLR) in the Ka'u area of the island of Hawaii, effective May 31, 1997. The PUC further required the Company and TelHawaii to negotiate all necessary agreements including, as required or appropriate, an agreement for the transfer to or use by TelHawaii of the Company's assets and agreements for extended area service, directory assistance and publications, interconnection, enhanced 911, and telecommunications relay services. The Company intends to continue offering a competitive alternative for Ka'u customers even after TelHawaii begins providing alternative telecommunications services as a COLR.

On July 25, 1996, the Company filed a Motion for Reconsideration/Clarification of the PUC's July 15, 1996 order selecting TelHawaii as the alternative provider of telecommunications services and as the COLR in the Ka'u area of the island of Hawaii. On August 16, 1996, the Company filed its Notice of Appeal of the PUC's orders. The Company is appealing the PUC's order on the basis that the Company opposes the effective taking of its property by forced sale of its assets in Ka'u and that the order is contrary to the Telecommunications Act. On September 5, 1996, the Company filed an Expedited Motion for Stay Pending Appeal and an Emergency Motion for Temporary Stay Pending Supreme Court Review of the Expedited Motion.

On September 16, 1996, the PUC ordered the Company to show cause why it should not pay a fine for not complying with the PUC's prior order to respond to information requests issued by TelHawaii. A hearing was held on September 30, 1996, with an order from the PUC assessing a $0.3 million fine on the Company. The Company paid the fine under protest on October 3, 1996, and filed a Motion for Reconsideration of the PUC's order on October 3, 1996 due to the legal grounds for noncompliance with the PUC's order. On November 8, 1996, the Company also filed a motion requesting the PUC consider issuing a clarification order and an order granting mitigation and abatement of fines and penalties levied. On December 23, 1996, the PUC issued Order No. 15266 denying the Company's motion for reconsideration and motion for clarification and directed the parties to continue negotiation of "sale or use" of the Ka'u facilities.
On January 22, 1997, the Company filed an appeal of this order with the Hawaii Supreme Court. The PUC has opened two new dockets as a result of petitions filed by rural area communities on the island of Hawaii to assess the level of service provided by the Company.


INTERSTATE AND INTERNATIONAL SERVICES

For the provision of interstate and international services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the local-exchange carrier (LEC) may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In March 1995, the FCC adopted interim rules to be utilized by LECs, including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity.

Each of the three options reflected an increase to the 3.3% productivity factor elected by the Company since 1991. The Company selected the following productivity factors and sharing thresholds for use in the 1996-1997 and 1995-1996 tariff years:

                                                                           Sharing Parameters
             Tariff                          Productivity       ---------------------------------------
             Entity                             Factor                 50%                   100%
   ---------------------                     ------------       ------------------       --------------
   1996-1997 Tariff Year
   ---------------------

   Hawaii and Micronesia                         4.0%           12.25 - 13.25% ROR       Over 13.25% ROR

   1995-1996 Tariff Year
   ---------------------

   Hawaii                                        4.0%           12.25 - 13.25% ROR       Over 13.25% ROR
   Micronesia                                    5.3%           None                     None

Since the Company's access fees were priced below the FCC's maximum price, the near-term impact of productivity increases were not expected to be significant. Under the interim rules, the Company filed tariffs to reduce rates by $5 million annually, effective August 1, 1995. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access service markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula and exogenous costs. The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its subsidiary, MTC. On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price increase of $1 million, effective July 1, 1996.

On February 8, 1996, the Telecommunications Act became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The new law removes regulatory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

On August 8, 1996, the FCC published its First Report and Order (the Order) containing rules implementing Section 251 of the Telecommunications Act dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accord with the Telecommunications Act.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business. Additionally, the Court held oral arguments on the merits on January 17, 1997. The Court's ruling is expected in the spring of 1997.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

On December 20, 1996, the Company filed an application requesting approval to transfer certain property to the newly established GTE Hawaiian Tel International entity. The transfer of property will be done in accordance with an FCC Order released on October 22, 1996 which allows the Company to be reclassified as a nondominant provider of International Message Telephone Service (IMTS), subject to certain safeguards which the Company must first satisfy.

The safeguards include the establishment of a separate legal entity with separate books of account, no sharing of transmission or switching facilities with an affiliated LEC, the acquiring of services from the LEC on a tariffed basis, and the treatment as a nonregulated affiliate under the FCC's joint cost and affiliate transaction rules. As a nondominant IMTS provider, the Company will have the ability to effectively compete with other nondominant carriers in the Hawaii IMTS market. The Company is currently awaiting PUC approval of the property transfer.


SIGNIFICANT CUSTOMER

Revenues received from AT&T include amounts for access and billing and collection during the years 1996-1994 under various arrangements and amounted to $45.9 million, $47.5 million and $46 million, respectively.




11. COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $13.9 million, $12.8 million and $15.7 million in 1996-1994, respectively. Minimum rental commitments under noncancelable leases through 2001 do not exceed $2.9 million annually and aggregate $42.4 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate in a competitive marketplace under comparable conditions.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
GTE Hawaiian Telephone Company Incorporated:

We have audited the accompanying consolidated balance sheets of GTE Hawaiian Telephone Company Incorporated (a Hawaii corporation and wholly-owned subsidiary of GTE Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Hawaiian Telephone Company Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

Dallas, Texas
January 28, 1997

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

         (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1996-1994 (as required):

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

             3.1* Articles of Incorporation and Bylaws (Exhibit 3.2 of the 1987 Form 10-K, File No. 2- 33059)

             3.2* Amended By-laws (Exhibit 3.2 of the 1994 Form 10-K, File No. 2-33059)

             4.1* Indenture dated as of February 1, 1995 between GTE Hawaiian Telephone Company Incorporated and Hawaiian Trust Company Limited, as Trustee (Exhibit 4.1 of the Company's Registration Statement of Form S-3, File No. 33-57743, filed with the Securities and Exchange Commission On February 17, 1995).

             4.2* First Supplemental Indenture dated as of July 1, 1996 between GTE Hawaiian Telephone Company Incorporated and Hawaiian Trust Company Limited, as Trustee (Exhibit 4.3 of the Company's Report on Form 8-K, dated July 1, 1996).

             10* Material Contracts - Agreements Between GTE and Certain Executive Officers (Exhibit 10 of the 1995 Form 10-K, File No. 2-33059)

             12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

             26* Revised Form of Invitation for Bids pertaining to Registration Statement on Form S-3 (File No. 33-57743)

             27      Financial Data Schedule

(b)          Reports on Form 8-K

             No reports on Form 8-K were filed during the fourth quarter of 1996.




* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1996, 1995 and 1994

(Thousands of Dollars)


--------------------------------------------------------------------------------------------------------------------
            Column A                 Column B              Column C                    Column D       Column E
--------------------------------------------------------------------------------------------------------------------
                                                            Additions
                                                   ----------------------------
                                                                                       Deductions
                                    Balance at       Charged         Charged              from
                                    Beginning      (Credited)     (Credited) to         Reserves      Balance at
           Description              of Year        to Income     Other Accounts         (Note 1)     Close of Year
------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
   for the years ended:

   December 31, 1996                 $  6,338        $ 9,761           $  7,001(2)      $ 17,034        $ 6,066
                                     ==========================================================================
   December 31, 1995                 $  9,010        $ 9,119           $  4,673(2)      $ 16,464        $ 6,338
                                     ==========================================================================
   December 31, 1994                 $  9,072        $ 5,673           $  8,817(2)      $ 14,552        $ 9,010
                                     ==========================================================================

Accrued restructuring costs for the
   years ended (Note 4):

   December 31, 1996                 $ 39,353        $   --            $(11,520)(3)     $ 27,833        $   --
                                     ==========================================================================
   December 31, 1995                 $ 60,816        $   --            $     --         $ 21,463        $39,353
                                     ==========================================================================
   December 31, 1994                 $ 78,275        $   --            $     --         $ 17,459        $60,816
                                     ==========================================================================






NOTES:

(1) Charges for which reserve was created.
(2) Recoveries of previously written-off amounts.
(3) Represents amounts necessary to satisfy commitments related to the re-engineering program that have been reclassified to Accounts Payable and Accrued Expenses.
(4) See Note 3 to the consolidated financial statements included elsewhere herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GTE HAWAIIAN TELEPHONE COMPANY
                                                    INCORPORATED
                                            -------------------------------
                                                    (Registrant)

Date March 25, 1997                     By      Warren H. Haruki
     --------------                         -------------------------------
                                                Warren H. Haruki
                                                   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Warren H. Haruki            President and Director                March 25, 1997
-------------------------   (Principal Executive Officer)
Warren H. Haruki


Gerald K. Dinsmore          Senior Vice President - Finance and   March 25, 1997
-------------------------   Planning and Director
Gerald K. Dinsmore          (Principal Financial Officer)


William M. Edwards, III     Vice President - Controller           March 25, 1997
-------------------------   (Principal Accounting Officer)
William M. Edwards, III


John C. Appel               Director                              March 25, 1997
-------------------------
John C. Appel


Richard M. Cahill           Director                              March 25, 1997
-------------------------
Richard M. Cahill


Michael B. Esstman          Director                              March 25, 1997
-------------------------
Michael B. Esstman


Thomas W. White             Director                              March 25, 1997
-------------------------
Thomas W. White

EXHIBIT INDEX

  Exhibit
   Number                                    Description
---------------      --------------------------------------------------------------------
   12                Statements re: Calculation of the Ratio of Earnings to Fixed Charges

   27                Financial Data Schedule