Form 10-Q
period 1997-03-31
GTE HAWAIIAN TELEPHONE CO INC
filed 1997-05-15
CIK 46216

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended     March 31, 1997

                                         or

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

The Company had 10,000,000 shares of $25 par value common stock outstanding at April 30, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                          -----------------------------------------
                                                                                 1997                   1996
                                                                          ------------------     ------------------
                                                                                    (Thousands of Dollars)
REVENUES AND SALES
  Local services                                                          $           67,844     $           60,529
  Network access services                                                             40,512                 35,421
  Toll services                                                                       19,700                 22,702
  Other services and sales                                                            21,890                 22,376
                                                                          ------------------     ------------------
    Total revenues and sales                                                         149,946                141,028
                                                                          ------------------     ------------------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                                                          61,484                 68,099
  Selling, general and administrative                                                 30,594                 23,530
  Depreciation and amortization                                                       30,361                 30,791
                                                                          ------------------     ------------------
    Total operating costs and expenses                                               122,439                122,420
                                                                          ------------------     ------------------
OPERATING INCOME                                                                      27,507                 18,608

OTHER (INCOME) EXPENSE
  Interest - net                                                                       9,303                 10,208
  Other - net                                                                           (336)                   366
                                                                          ------------------     ------------------
INCOME BEFORE INCOME TAXES                                                            18,540                  8,034
  Income taxes                                                                         6,878                  2,546
                                                                          ------------------     ------------------
NET INCOME                                                                $           11,662     $            5,488
                                                                          ==================     ==================













Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS


                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1997               1996
                                                                --------------     --------------
         Net income                                             $         11.7     $          5.5

Net income increased $6.2 for the three months ended March 31, 1997, compared to same period in 1996. The increase is primarily the result of higher revenues and sales, reflecting the favorable results of the 1995 Rate Case and continued customer growth, while maintaining constant expense levels. The increase is partially offset by higher income taxes.

REVENUES AND SALES

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1997               1996
                                                                --------------     --------------
         Local services                                         $         67.8     $         60.5
         Network access services                                          40.5               35.4
         Toll services                                                    19.7               22.7
         Other services and sales                                         21.9               22.4
                                                                --------------     --------------
           Total revenues and sales                             $        149.9     $        141.0

Total revenues and sales increased 6% or $8.9 for the three months ended March 31, 1997, compared to the same period in 1996.

Local service revenues increased 12% or $7.3 for the three months ended March 31, 1997, compared to the same period in 1996. This increase reflects the results of the final award for the 1995 Rate Case received in January 1997, which increased local service revenues by $5.4, and a $1.1 growth in revenues from custom calling features, such as SmartCall(R) services. The number of access lines increased 3.5% during the first three months of 1997, generating $0.5 in additional revenues.

Network access service revenues increased 14% or $5.1 for the three months ended March 31, 1997, compared to the same period in 1996. The increase reflects a 12% growth in minutes of use, which generated $1.7 in additional revenues, and a $1.8 increase in special access revenues resulting from a growth in dedicated lines. Higher end user access charge revenues of $0.3 resulting from growth in access lines also contributed to the increase. These increases are partially offset by a $0.2 reduction in interstate access revenues resulting from rate changes associated with the Federal Communication Commission's (FCC's) 1995 and 1996 price caps.

Toll service revenues decreased 13% or $3 for the three months ended March 31, 1997, compared to the same period in 1996, primarily due to a decline in domestic toll volumes, resulting from continued competition with long distance carriers authorized to provide interisland toll service on a 10XXX and 1+ basis.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING COSTS AND EXPENSES

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1997               1996
                                                                --------------     --------------
         Total operating costs and expenses                     $        122.4     $        122.4

Total operating costs and expenses remained virtually unchanged for the three months ended March 31, 1997, compared to the same period in 1996. Increases of $3 in contractor costs and $1.6 in advertising costs are partially offset by a $2.4 decrease in product sales expense and a $1.3 decrease in costs associated with international service contracts.

INCOME TAXES

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1997               1996
                                                                --------------     --------------
         Income taxes                                           $          6.9     $          2.5

Income taxes increased $4.4 for the three months ended March 31, 1997, compared to the same period in 1996. This increase is primarily due to a corresponding increase in pre-tax income and adjustments to prior years' tax liabilities.

OTHER MATTERS

On May 7, 1997, in accordance with the Telecommunications Act of 1996 (the Telecommunications Act), the FCC announced its decisions concerning price caps, access charge reform and universal service. The text of the universal service order was released on May 8, 1997. The FCC price cap and access reform orders are expected to be released by May 20, 1997. GTE is currently assessing the effect of these recent decisions.

The Company is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before the state regulatory commission. Since December 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Hawaii. Subsequent decisions are expected to be issued over a period extending through the third quarter of 1997.

In August 1996, pursuant to the Telecommunications Act, AT&T filed a petition with the Public Utilities Commission (PUC) of the State of Hawaii requesting arbitration of remaining interconnection, resale and unbundling issues between AT&T and the Company. Hearings were held on October 14 to 17, 1996, and Decision No. 15229 was issued by the PUC on December 12, 1996. In its decision, the PUC ordered the Company, among many other things, to discount all retail services at a rate of 15% and offer unbundled network elements at a price based on the Company's total element long run incremental cost (TELRIC) increased by 10% for joint and common costs, with both parties filing an interconnection agreement within 30 days. On January 10, 1997, the Company filed a complaint for declaratory and injunctive relief in the U.S. District Court. On February 13, 1997, the Company and AT&T jointly filed a draft interconnection agreement which reflected areas of dispute and proposed language by each company and on February 26, 1997, both companies filed

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

comments regarding this proposed language with the PUC. On April 18, 1997, the PUC issued Decision No. 15528, which resolved the differences between the parties. An executed agreement was filed on May 8, 1997, in accordance with this decision. The decision also stated that the parties may continue to negotiate and modify the results of the arbitration provided that the parties come to full agreement on any further negotiated issue and no further issues are submitted to the PUC for resolution.

On October 16, 1996, GST Telecom Hawaii (GST) petitioned the PUC for arbitration, which was ultimately withdrawn on November 8, 1996. On November 27, 1996, an interconnection agreement between the Company and GST was filed with approval granted by the PUC in Decision and Order No. 15283. A revised interconnection agreement was filed with the PUC on January 16, 1997, with the E911 and Telecommunications Relay Service (TRS) agreements filed on January 16, and January 24, 1997, respectively. On March 24, 1997, GST filed a petition for arbitration of unresolved issues, specifically relating to the rates, terms and conditions of access and interconnection to dark fiber for the purpose of mutual restoration of each company's interisland cable system. The Company filed its response to this petition on April 14, 1997.

Sprint Corporation (Sprint) petitioned the PUC for arbitration in September 1996 on many of the same issues that were submitted by AT&T. Hearings were held on December 2, and 3, 1996, and on January 17, 1997, the PUC issued Decision No. 15316 which reaffirmed decisions issued in the previous arbitration proceedings. The Company filed, under protest, an interconnection agreement with the PUC on February 24, 1997. Sprint is seeking to adopt the provisions of the AT&T agreement in lieu of the negotiated agreement ordered by the PUC. The Company filed its opposition on February 27, 1997 seeking approval of the arbitrated agreement submitted in compliance with the PUC's decision. On March 7, 1997, the PUC issued Order No. 15428, which ordered that an interconnection agreement be filed with the PUC in the same format as the Company's interconnection agreement with AT&T along with each parties' proposals on disputed issues. On April 3, 1997, the PUC denied the Company's motion for reconsideration of Order No. 15428 and ordered both parties to file their own version of the interconnection agreement if a joint agreement could not be filed. Both companies filed their individually proposed agreements on April 11, 1997.

On April 4, 1997, PrimeCo Personal Communications, L.P. (PrimeCo) filed a petition for arbitration on the issues of rates for transport, termination and transit. In the petition, PrimeCo requested a sixty-day abeyance and on April 21, 1997, the Company informed the PUC that the Company and PrimeCo had reached an agreement in principle on all unresolved issues.

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

On December 12, 1996, the PUC issued a decision on the petition of AT&T for arbitration with the Company concerning interconnection of AT&T's facilities and equipment with the Company's network. Pursuant to this ruling, many of the issues contained in this AT&T arbitration proceeding were deferred to the communications infrastructure docket for resolution of final rates.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

On April 2, 1997, the PUC issued a prehearing order to resolve all remaining issues in the communications infrastructure proceeding on an accelerated time frame. These issues are: 1) total service resale and wholesale pricing; 2) unbundled network elements; 3) transport and termination; 4) physical and virtual collocation; 5) access to poles, ducts, conduits and rights-of-way; 6) "most favored nation clause"; 7) intrastate access tariff; 8) undepreciated plant balance; 9) rate rebalancing; and 10) universal service fund program. The evidentiary hearings on these issues are expected to take place during the third quarter of 1997.

Competition

On March 1, 1996, the PUC ordered the Company to implement 1+ and 0+ equal access within the state by May 1, 1996. On March 11, 1996, the Company filed a motion for stay of proceedings and for reconsideration of the PUC's order. On April 19, 1996, the PUC denied the Company's motion for stay of the order. Effective July 10, 1996, the Company implemented 1+ and 0+ equal access.

During the first quarter of 1995, the PUC authorized AT&T, Sprint and MCI to provide interisland toll service on a 10XXX basis, and reserved the right to modify or rescind the authority depending on the impact of the Company. Since then, the PUC has granted certificates of authority to approximately 50 carriers to provide for interexchange telecommunications services in Hawaii, including Time Warner Communications and GST Pacwest.

Pay telephones in Hawaii have also opened up to competition. On January 31, 1997, the PUC issued an order granting certificates of authority to those who previously filed to operate as pay telephone providers in Hawaii.

Rural Service Plans

In September 1992, the PUC initiated an investigation of the Company's provision of telephone service in the rural areas in the state. On November 2, 1994, the PUC issued its ruling in this proceeding, requesting the Company to convert all existing rural multi-party lines to single-party over a three-year period. The ruling further allowed the Company to collect one-half of the cost of conversion from existing multi-party customers choosing to convert to single-party service. The estimated remaining costs of up to $20.2 will be recovered from general ratepayers statewide through a three-year monthly surcharge. On February 24, 1995, the PUC approved the Company's Rural Service Plan (RSP). On September 1, 1995, the Company began assessing a three-year general ratepayer surcharge, while issuing its first offers to convert customers to single-line service in those rural areas that were upgraded pursuant to the RSP 1995 construction schedule. Construction activities under the RSP will continue through 1997.

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

On September 16, 1996, the PUC ordered the Company to show cause why it should not pay a fine for not complying with the PUC's prior order to respond to information requests issued by TelHawaii. A hearing was held on September 30, 1996, with an order from the PUC assessing a $0.3 million fine on the Company. The Company paid the fine under protest on October 3, 1996, and filed a Motion for Reconsideration of the PUC's order on October 3, 1996 due to the legal grounds for noncompliance with the PUC's order. On November 8, 1996, the Company also filed a motion requesting the PUC consider issuing a clarification order and an order granting mitigation and abatement of fines and penalties levied. On December 23, 1996, the PUC issued Order No. 15266 denying the Company's motion for reconsideration and motion for clarification and directed the parties to continue negotiation of "sale or use" of the Ka'u facilities. On January 22, 1997, the Company filed an appeal of this order with the Hawaii Supreme Court. On January 31, 1997, the PUC instituted investigations, as a result of petitions filed by rural area communities, to determine whether the telecommunications service provided by the Company in the South Kona and Puna districts of the island of Hawaii is adequate.

Interstate and International Services

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

The safeguards include the establishment of a separate legal entity with separate books of account, no sharing of transmission or switching facilities with an affiliated local-exchanbge carrier (LEC), the acquiring of services from the LEC on a tariffed basis, and the treatment as a nonregulated affiliate under the FCC's joint cost and affiliate transaction rules. As a nondominant IMTS provider, the Company will have the ability to effectively compete with other nondominant carriers in the Hawaii IMTS market.

On April 18, 1997, AT&T issued its statement of position on the Company's application that was filed on December 20, 1996. On April 25, 1997, the Consumer Advocate issued its statement of position recommending approval of the application. The Company is in the process of preparing comments to both of these position statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

On April 18, 1997, the FCC published its Second Report and Order (the Order) containing rules for the provision of interexchange services originating in the LEC's local-exchange area. The Order modified the safeguards required for the Company to be classified as nondominant for IMTS by allowing the separate legal entity to acquire unbundled network elements or exchange services from its affiliated LEC as provided in agreements approved under Section 252 of the Communications Act of 1934, as amended. The Order also gives the Company and Micronesian Telecommunications Corporation, a subsidiary of the Company, one year from the release date of the Order to comply with the safeguards in the Order.

Initiatives

In May 1997, the Company's parent, GTE, announced initiatives to become a leading national provider of telecommunications services, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications.

In May 1997, GTE Media Ventures Incorporated, a separate of subsidiary of GTE, purchased substantially all of the assets of O'ahu Wireless Cable, Inc. O'ahu Wireless currently offers 25 channels of video programming to approximately 3,800 customers on the island of Oahu.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              March 31,             December 31,
                                                                                 1997                   1996
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                               $            3,806     $           20,154
  Receivables, less allowances of $5,444 and $6,066                                  157,931                144,710
  Inventories and supplies                                                            12,199                  5,906
  Deferred income tax benefits                                                         5,327                  6,202
  Prepaid taxes and other                                                             13,955                 24,613
                                                                          ------------------     ------------------
     Total current assets                                                            193,218                201,585
                                                                          ------------------     ------------------
Property, plant and equipment, at cost                                             2,020,679              2,049,370
  Accumulated depreciation                                                        (1,197,295)            (1,226,897)
                                                                          ------------------     ------------------
     Total property, plant and equipment, net                                        823,384                822,473
                                                                          ------------------     ------------------

                                                                                                 ------------------
Employee benefit plans and other assets                                              183,826                176,927
                                                                          ------------------     ------------------
Total assets                                                              $        1,200,428     $        1,200,985
                                                                          ==================     ==================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term obligations, including current maturities                    $           77,336     $           49,600
  Accounts payable                                                                       696                 19,728
  Affiliate payables and accruals                                                     17,804                 30,733
  Taxes payable                                                                           --                  1,797
  Accrued interest                                                                     5,261                 12,793
  Accrued payroll costs                                                               26,716                 29,070
  Other                                                                               43,689                 47,053
                                                                          ------------------     ------------------
    Total current liabilities                                                        171,502                190,774
                                                                          ------------------     ------------------
  Long-term debt                                                                     512,797                513,016
  Deferred income taxes                                                               99,566                 98,687
  Other liabilities                                                                   65,514                 59,121
                                                                          ------------------     ------------------
    Total liabilities                                                                849,379                861,598
                                                                          ------------------     ------------------

Shareholder's equity:
  Common stock (10,000,000 shares issued)                                            250,000                250,000
  Additional paid-in capital                                                          91,146                 91,146
  Retained earnings (deficit)                                                          9,903                 (1,759)
                                                                          ------------------     ------------------
    Total shareholder's equity                                                       351,049                339,387
                                                                          ------------------     ------------------
Total liabilities and shareholder's equity                                $        1,200,428     $        1,200,985
                                                                          ==================     ==================




See Notes to Condensed Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                          -----------------------------------------
                                                                                 1997                   1996
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)
OPERATIONS
  Net income                                                              $           11,662     $            5,488
  Adjustments to reconcile net income
  to net cash from operations:
    Depreciation and amortization                                                     30,361                 30,791
    Deferred income taxes                                                              2,593                  1,086
    Provision for uncollectible accounts                                               2,723                  2,253
    Changes in current assets and current liabilities                                (55,243)                15,162
    Other - net                                                                       (1,358)                (6,264)
                                                                          ------------------     ------------------
    Net cash from (used in) operations                                                (9,262)                48,516
                                                                          ------------------     ------------------

INVESTING
  Capital expenditures                                                               (29,365)               (18,480)
  Purchase of MTC stock                                                                   --                   (450)
                                                                          ------------------     ------------------
    Cash used in investing                                                           (29,365)               (18,930)
                                                                          ------------------     ------------------

FINANCING
  Long-term debt retired                                                                (743)               (35,551)
  Increase in short-term obligations, excluding current maturities                    28,349                  6,358
  Dividends                                                                           (5,327)                    --
                                                                          ------------------     ------------------
    Net cash from (used in) financing                                                 22,279                (29,193)
                                                                          ------------------     ------------------
Increase (decrease) in cash and cash equivalents                                     (16,348)                   393

Cash and cash equivalents:
  Beginning of period                                                                 20,154                  4,515
                                                                          ------------------     ------------------
  End of period                                                           $            3,806     $            4,908
                                                                          ==================     ==================













See Notes to Condensed Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits required by Item 601 of Regulation S-K

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27   Financial Data Schedule


      (b) The Company filed no reports on Form 8-K during the first quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            GTE Hawaiian Telephone Company
                                                    Incorporated
                                       ---------------------------------------
                                                     (Registrant)

Date:       May 14, 1997                      William M. Edwards, III
     -----------------------------     ---------------------------------------
                                              William M. Edwards, III
                                            Vice President - Controller
                                          (Principal Accounting Officer)

EXHIBIT INDEX


     Exhibit
      Number                         Description
------------------         --------------------------------------------------------------------------------

        12                 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule

