Form 10-Q
period 1997-06-30
GTE HAWAIIAN TELEPHONE CO INC
filed 1997-08-14
CIK 46216

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended                               June 30, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

The Company had 10,000,000 shares of $25 par value common stock outstanding at July 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                              Three Months Ended          Six Months Ended
                                                    June 30,                   June 30,
                                           ---------------------------------------------------
                                             1997           1996          1997          1996
                                           ---------      --------     ---------      --------
                                                                     (Thousands of Dollars)
REVENUES AND SALES
  Local services                           $  64,813      $ 57,174     $ 129,556      $115,247
  Network access services                     44,587        37,058        85,099        72,479
  Toll services                               13,383        23,544        33,083        46,246
  Other services and sales                    53,516        60,556        78,507        85,388
                                           ---------      --------     ---------      --------
    Total revenues and sales                 176,299       178,322       326,245       319,360
                                           ---------      --------     ---------      --------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                  64,806        63,205       126,290       131,304
  Selling, general and administrative         32,877        32,962        63,471        56,492
  Depreciation and amortization               32,213        30,856        62,574        61,647
                                           ---------      --------     ---------      --------
    Total operating costs and expenses       129,896       127,023       252,335       249,443
                                           ---------      --------     ---------      --------
OPERATING INCOME                              46,403        51,309        73,910        69,917

OTHER (INCOME) EXPENSE
  Interest - net                               9,238         9,996        18,541        20,204
  Other - net                                    (92)          244          (428)          610
                                           ---------      --------     ---------      --------
INCOME BEFORE INCOME TAXES                    37,257        41,069        55,797        49,103
  Income taxes                                13,572        14,002        20,450        16,548
                                           ---------      --------     ---------      --------
NET INCOME                                 $  23,685      $ 27,067     $  35,347      $ 32,555
                                           =========      ========     =========      ========



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS


                                                      Six Months Ended
                                                          June 30,
                                              ---------------------------------
                                                   1997               1996
                                              --------------     --------------
         Net income                           $         35.3     $         32.6

Net income increased 8% or $2.7 for the six months ended June 30, 1997, compared to the same period in 1996. The increase is primarily the result of higher local and network access service revenues, partially offset by lower toll service revenues and higher operating expenses.

REVENUES AND SALES

                                                      Six Months Ended
                                                          June 30,
                                              ---------------------------------
                                                   1997               1996
                                              --------------     --------------
         Local services                       $        129.5     $        115.2
         Network access services                        85.1               72.5
         Toll services                                  33.1               46.3
         Other services and sales                       78.5               85.4
                                              --------------     --------------
           Total revenues and sales           $        326.2     $        319.4

Total revenues and sales increased 2% or $6.8 for the six months ended June 30, 1997, compared to the same period in 1996.

Local service revenues increased 12% or $14.3 for the six months ended June 30, 1997, compared to the same period in 1996. This increase reflects the results of the final award for the 1995 Rate Case earned during the first six months of 1997, which increased local service revenues by $11.3, and a $2.7 growth in revenues from custom calling features, such as SmartCall(R) services. The number of access lines increased 3.4% during the first six months of 1997, generating $1.3 in additional revenues.

Network access service revenues increased 17% or $12.6 for the six months ended June 30, 1997, compared to the same period in 1996. The increase is primarily a result of a 13% growth in minutes of use, which generated $4.1 in additional revenues, and a $5.1 growth in special access revenues related to customer demand for increased bandwidth services.

Toll service revenues decreased 29% or $13.2 for the six months ended June 30, 1997, compared to the same period in 1996, primarily due to lower domestic toll volumes resulting from continued competition with long distance carriers authorized to provide interisland toll service on a 10XXX basis and a 1 + presubscription basis. The decrease in revenues is also due to the impact of optional discount calling plans, which effectively lowered intrastate long distance rates.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

Other services and sales decreased 8% or $6.9 for the six months ended June 30, 1997, compared to the same period in 1996. This decrease is primarily due to lower equipment sales of $6.8 resulting from the completion of the Osan Base System and other international service contracts in 1996.

OPERATING COSTS AND EXPENSES

                                                      Six Months Ended
                                                          June 30,
                                              ---------------------------------
                                                   1997               1996
                                              --------------     --------------
         Cost of services and sales           $        126.3     $        131.3
         Selling, general and administrative            63.4               56.5
         Depreciation and amortization                  62.6               61.6
                                              --------------     --------------
         Total operating costs and expenses   $        252.3     $        249.4

Total operating costs and expenses increased 1% or $2.9 for the six months ended June 30, 1997, compared to the same period in 1996. The increase is primarily due to increased selling and marketing costs of $6.6, which includes $2.2 in advertising costs. Selling and marketing costs stimulated additional revenues through customer demand for products and services, such as second lines and custom calling features. The increase is also due to depreciation costs of $1, associated with additions to plant balances. These increases are partially offset by reduced costs of services and sales of $4.5, which consist of a $6.7 reduction in costs associated with the completion of international service contracts, partially offset by increases in labor and benefits of $2.2.

OTHER EXPENSES

                                                      Six Months Ended
                                                          June 30,
                                              ---------------------------------
                                                   1997               1996
                                              --------------     --------------
         Interest - net                       $         18.5     $         20.2
         Income taxes                                   20.5               16.5

Interest - net decreased 8% or $1.7 for the six months ended June 30, 1997, compared to the same period in 1996. The decrease is primarily attributable to lower average debt levels.

Income taxes increased 24% or $4 for the six months ended June 30, 1997, compared to the same period in 1996. This increase is primarily due to a corresponding increase in pre-tax income and adjustments to prior years' tax liabilities.


OTHER MATTERS

Federal Regulatory Developments

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) issued an opinion and order vacating significant portions of the Federal Communication Commission's (FCC) rules purporting to implement the local competition provisions of the Telecommunications Act of 1996 (the
Telecommunications Act). The Company's parent, GTE, together with other incumbent local-exchange carriers (ILECs) and a number of state commissions, had challenged various portions of the FCC rules.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)


In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and unbundled network elements (UNEs) at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine UNEs.

On the other hand, the Eighth Circuit rejected certain arguments advanced by GTE. For example, it ruled that a requesting carrier may gain access to all of the UNEs that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

The time for parties to seek rehearing before the Eighth Circuit has not yet expired. In addition, the FCC has announced that it intends to seek Supreme Court review of the Eighth Circuit's ruling.

In May 1997, the FCC issued orders on universal service and access charge reform. GTE Midwest Incorporated, a separate subsidiary of GTE and affiliate of the Company, has filed petitions for review of each of these orders in Federal Court, and GTE is currently assessing the effect of these orders.

In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap local-exchange carriers (LECs) to increase their productivity factor to 6.5% retroactive to July 1996. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, the Company submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of $20, effective July 1, 1997. Prior to this order, the Company had submitted a rate change filing in May 1997, as the Company's access rates were priced significantly below the FCC's maximum price. This rate change filing resulted in an annual price increase of $12.6, effective June 3, 1997. Overall, the net effect of these access filings resulted in an annual price reduction of $7.4.

In accordance with the Telecommumications Act, the Company is continuing to negotiate with requesting carriers over the terms of interconnection, UNEs and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since December 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Hawaii. Subsequent decisions are expected to be issued throughout 1997.

Interim rates for interconnection and unbundled network elements have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. The Company is expecting to begin filing cost studies in Hawaii during the fourth quarter of 1997 as part of its Infrastructure filing, as discussed below.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)


Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings are expected to begin in Hawaii during the fourth quarter of 1997 as part of the Infrastructure filing, and a decision is expected during the second quarter of 1998.

State Regulatory Developments

In August 1996, pursuant to the Telecommunications Act, AT&T filed a petition with the Public Utilities Commission (PUC) of the State of Hawaii requesting arbitration of remaining interconnection, resale and unbundling issues between AT&T and the Company. Hearings were held on October 14 to 17, 1996, and Decision No. 15229 was issued by the PUC on December 12, 1996. In its decision, the PUC ordered the Company, among many other things, to discount all retail services at a rate of 15% and offer unbundled network elements at a price based on the Company's total element long run incremental cost (TELRIC) increased by 10% for joint and common costs, with both parties filing an interconnection agreement within 30 days. On January 10, 1997, the Company filed a complaint for declaratory and injunctive relief in the U.S. District Court. On February 13, 1997, the Company and AT&T jointly filed a draft interconnection agreement which reflected areas of dispute and proposed language by each company and on February 26, 1997, both companies filed comments regarding this proposed language with the PUC. On April 18, 1997, the PUC issued Decision No. 15528, which resolved the differences between the parties. An executed agreement was filed on May 8, 1997, in accordance with this decision. The PUC approved the arbitrated agreement on June 6, 1997. A U.S. District Court decision is expected in the near future.

Sprint Corporation (Sprint) petitioned the PUC for arbitration in September 1996 on many of the same issues that were submitted by AT&T. Hearings were held on December 2 and 3, 1996, and on January 17, 1997, the PUC issued Decision
No. 15316 which reaffirmed decisions issued in the previous arbitration proceedings. The Company filed, under protest, an interconnection agreement with the PUC on February 24, 1997. Sprint is seeking to adopt the provisions of the AT&T agreement in lieu of the negotiated agreement ordered by the PUC. The Company filed its opposition on February 27, 1997 seeking approval of the arbitrated agreement submitted in compliance with the PUC's decision. On March 7, 1997, the PUC issued Order No. 15428, which ordered that an interconnection agreement be filed with the PUC in the same format as the Company's interconnection agreement with AT&T along with each parties' proposals on disputed issues. On April 3, 1997, the PUC denied the Company's motion for reconsideration of Order No. 15428 and ordered both parties to file their own version of the interconnection agreement if a joint agreement could not be filed. Both companies filed their individually proposed agreements on April 11, 1997. On April 25, 1997, the Company and Sprint filed a revised interconnection agreement with the PUC, which contained unresolved language. On May 21, 1997, both the Company and Sprint filed comments on the joint agreement. On July 28, 1997, Sprint filed a motion to elect the AT&T arbitrated agreement under
Section 252(I) of the Telecommunications Act. The Company filed an opposition to the motion on August 6, 1997.

On October 16, 1996, GST Telecom Hawaii (GST) petitioned the PUC for arbitration, which was ultimately withdrawn on November 8, 1996. On November 27, 1996, an interconnection agreement between the Company and GST was filed with approval granted by the PUC in Decision and Order No. 15283. A revised interconnection agreement was filed with the PUC on January 16, 1997, with the E911 and Telecommunications Relay Service (TRS) agreements filed on January 16 and January 24, 1997, respectively. On March 24, 1997, GST filed a petition for arbitration of unresolved issues, specifically relating to the rates, terms and conditions of access and interconnection to dark fiber for the purpose of mutual restoration of each company's interisland cable system. The Company filed its response to this petition on April 14, 1997. On May 5, 1997, GST petitioned the PUC for arbitration on two issues, the establishment of performance standards and remedies and the prices for unbundled loops. On May 30, 1997, the Company filed its response to this petition. Hearings are scheduled for August 18 and 19, 1997.

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

On April 2, 1997, the PUC issued a prehearing order to resolve all remaining issues in the communications infrastructure proceeding on an accelerated time frame. These issues are: 1) total service resale and wholesale pricing; 2) unbundled network elements; 3) transport and termination; 4) physical and virtual collocation; 5) access to poles, ducts, conduits and rights-of-way; 6) "most favored nation clause"; 7) intrastate access tariff; 8) undepreciated plant balance; 9) rate rebalancing; and 10) universal service fund program. The evidentiary hearings on these issues are expected to take place during the fourth quarter of 1997.

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

Rural Service Plans

In September 1992, the PUC initiated an investigation of the Company's provision of telephone service in the rural areas in the state. On November 2, 1994, the PUC issued its ruling in this proceeding, requesting the Company to convert all existing rural multi-party lines to single-party over a three-year period. The ruling further allowed the Company to collect one-half of the cost of conversion from existing multi-party customers choosing to convert to single-party service. The estimated remaining costs of up to $20.2 will be recovered from general ratepayers statewide through a three-year monthly surcharge. On February 24, 1995, the PUC approved the Company's Rural Service Plan (RSP). On September 1, 1995, the Company began assessing a three-year general ratepayer surcharge, while issuing its first offers to convert customers to single-line service in those rural areas that were upgraded

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)


pursuant to the RSP 1995 construction schedule. Construction activities under the RSP are expected to be completed by the end of 1997. Acting on the Company's request, the PUC approved elimination of the monthly recurring charge to rural customers and a restructuring of the RSP recovery for the $20.2 previously authorized. The monthly customer surcharge of sixty-two cents will continue through August 1998, with any remaining portion of the RSP costs to be recovered through the revenue requirement of the 1995 Rate Case.

The PUC opened a docket on December 12, 1994, and ordered the Company to show cause why the PUC should not authorize an alternate telecommunications provider for the rural areas of the state. On December 13, 1995, the PUC issued a decision allowing a telecommunications carrier other than the Company to seek authorization to provide service in the Ka'u area on the island of Hawaii. The PUC accepted bid proposals through May 15, 1996 from carriers, including the Company, who were interested in serving the first rural area for which an alternative telecommunications provider may be authorized. The PUC selected TelHawaii Incorporated (TelHawaii) as the alternative provider and carrier of last resort (COLR) in the Ka'u area of the island of Hawaii, effective May 31, 1997. The PUC further required the Company and TelHawaii to negotiate all necessary agreements including, as required or appropriate, an agreement for the transfer to or use by TelHawaii of the Company's assets and agreements for extended area service, directory assistance and publications, interconnection, enhanced 911 and telecommunications relay services. The Company intends to continue offering a competitive alternative for Ka'u customers even after TelHawaii begins providing alternative telecommunications services as a COLR.

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

On September 16, 1996, the PUC ordered the Company to show cause why it should not pay a fine for not complying with the PUC's prior order to respond to information requests issued by TelHawaii. A hearing was held on September 30, 1996, with an order from the PUC assessing a $0.3 fine on the Company. The Company paid the fine under protest on October 3, 1996, and filed a Motion for Reconsideration of the PUC's order on October 3, 1996 due to the legal grounds for noncompliance with the PUC's order. On November 8, 1996, the Company also filed a motion requesting the PUC to consider issuing a clarification order and an order granting mitigation and abatement of fines and penalties levied.
On December 23, 1996, the PUC issued Order No. 15266 denying the Company's motion for reconsideration and motion for clarification and directed the parties to continue negotiation of "sale or use" of the Ka'u facilities. On January 22, 1997, the Company filed an appeal of this order with the Hawaii Supreme Court. On January 31, 1997, the PUC instituted investigations, as a result of petitions filed by rural area communities, to determine whether the telecommunications service provided by the Company in the South Kona and Puna districts of the island of Hawaii is adequate. In April and May, the Company and other parties filed direct testimonies, respectively. Rebuttal testimony is scheduled to be filed August 18, 1997.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)


Interstate and International Services

On December 20, 1996, the Company filed an application requesting approval to transfer certain property to the newly established GTE Hawaiian Tel International entity. The transfer of property will be done in accordance with an FCC Order released on October 22, 1996 which allows the Company to be reclassified as a nondominant provider of international toll, subject to certain safeguards which the Company must first satisfy.

The safeguards include the establishment of a separate legal entity with separate books of account, no sharing of transmission or switching facilities with an affiliated LEC the acquiring of services from the LEC on a tariffed basis, and the treatment as a nonregulated affiliate under the FCC's joint cost and affiliate transaction rules. As a nondominant international toll provider, the Company will have the ability to effectively compete with other nondominant carriers in the Hawaii international toll market.

On April 18, 1997, the FCC published its Second Report and Order (the Order) containing rules for the provision of interexchange services originating in the LEC's local-exchange area. The Order modified the safeguards required for the Company to be classified as nondominant for international toll by allowing the separate legal entity to acquire unbundled network elements or exchange services from its affiliated LEC as provided in agreements approved under
Section 252 of the Communications Act of 1934, as amended. The Order also gives the Company and Micronesian Telecommunications Corporation (MTC), a subsidiary of the Company, one year from the release date of the Order to comply with the safeguards in the Order.

On April 18, 1997, AT&T issued its statement of position on the Company's application that was filed on December 20, 1996. On April 25, 1997, the Consumer Advocate issued its statement of position recommending approval of the application. On June 17, 1997, the Company and the Consumer Advocate filed an agreement which established the actions that the Company will take to address the concerns presented by the Consumer Advocate. The PUC issued its Decision and Order on July 28, 1997 approving the Company's application to transfer assets to the newly formed international legal entity. The PUC also required the Company to provide additional information regarding the transfer at a later date, including financial exhibits. The Company can now effectively begin to take advantage of the FCC's non-dominance order.

Other Developments

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

In May 1997, GTE Media Ventures Incorporated, a separate subsidiary of GTE, purchased substantially all of the assets of O'ahu Wireless Cable, Inc. O'ahu Wireless offered 25 channels of video programming to approximately 3,800 customers on the island of Oahu.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             June 30,       December 31,
                                                              1997             1996
                                                           -----------      -----------
                                                              (Thousands of Dollars)
ASSETS

Current assets:
  Cash and cash equivalents                                $     4,438      $    20,154
  Receivables, less allowances of $8,049 and $6,066            190,033          144,710
  Inventories and supplies                                      12,678            5,906
  Deferred income tax benefits                                   4,554            6,202
  Prepaid taxes and other                                        4,820           24,613
                                                           -----------      -----------
    Total current assets                                       216,523          201,585
                                                           -----------      -----------
Property, plant and equipment, at cost                       2,035,309        2,049,370
  Accumulated depreciation                                  (1,212,702)      (1,226,897)
                                                           -----------      -----------
    Total property, plant and equipment, net                   822,607          822,473
                                                           -----------      -----------
Employee benefit plans and other assets                        192,330          176,927
                                                           -----------      -----------
Total assets                                               $ 1,231,460      $ 1,200,985
                                                           ===========      ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Short-term obligations, including current maturities     $    42,196      $    18,700
  Notes payable to affiliates                                   58,311           30,900
  Accounts payable                                               8,621           19,728
  Affiliate payables and accruals                               23,634           30,733
  Taxes payable                                                  6,035            1,797
  Accrued interest                                              12,459           12,793
  Accrued payroll costs                                         25,229           29,070
  Other                                                         46,670           47,053
                                                           -----------      -----------
    Total current liabilities                                  223,155          190,774
                                                           -----------      -----------

  Long-term debt                                               471,149          513,016
  Deferred income taxes                                        101,387           98,687
  Other liabilities                                             70,798           59,121
                                                           -----------      -----------
    Total liabilities                                          866,489          861,598
                                                           -----------      -----------
Shareholder's equity:
  Common stock (10,000,000 shares issued)                      250,000          250,000
  Additional paid-in capital                                    91,146           91,146
  Retained earnings (deficit)                                   23,825           (1,759)
                                                           -----------      -----------
    Total shareholder's equity                                 364,971          339,387
                                                           -----------      -----------
Total liabilities and shareholder's equity                 $ 1,231,460      $ 1,200,985
                                                           ===========      ===========


See Notes to Condensed Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Six Months Ended
                                                                                June 30,
                                                                         -----------------------
                                                                           1997          1996
                                                                         --------      ---------
                                                                          (Thousands of Dollars)
OPERATIONS
  Net income                                                             $ 35,347      $  32,555
  Adjustments to reconcile net income
  to net cash from operations:
    Depreciation and amortization                                          62,574         61,647
    Deferred income taxes                                                   5,188          9,801
    Provision for uncollectible accounts                                    8,983          7,102
    Changes in current assets and current liabilities                     (64,247)       (34,160)
    Other - net                                                            (6,831)        (6,407)
                                                                         --------      ---------
    Net cash from operations                                               41,014         70,538
                                                                         --------      ---------

INVESTING
    Capital expenditures                                                  (60,642)       (43,670)
    Purchase of MTC stock                                                      --           (450)
                                                                         --------      ---------
    Cash used in investing                                                (60,642)       (44,120)
                                                                         --------      ---------

FINANCING
    Long-term debt retired                                                (18,172)      (146,238)
    Increase in short-term obligations, excluding current maturities       27,411        141,289
    Dividends                                                              (5,327)       (20,029)
                                                                         --------      ---------
    Net cash from (used in) financing                                       3,912        (24,978)
                                                                         --------      ---------
Increase (decrease) in cash and cash equivalents                          (15,716)         1,440

Cash and cash equivalents:
    Beginning of period                                                    20,154          4,515
                                                                         --------      ---------
    End of period                                                        $  4,438      $   5,955
                                                                         ========      =========





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

(2) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits required by Item 601 of Regulation S-K.

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27    Financial Data Schedule

    (b) The Company filed no reports on Form 8-K during the second quarter of 1997.

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

Date:     August 13, 1997                     William M. Edwards, III
          ---------------           -------------------------------------------
                                              William M. Edwards, III
                                            Vice President - Controller
                                           (Principal Accounting Officer)

EXHIBIT INDEX


     Exhibit
      Number                                  Description
------------------         ----------------------------------------------------
        12                 Statement re: Calculation of the Consolidated Ratio
                           of Earnings to Fixed Charges

        27                 Financial Data Schedule