Form 10-Q
period 1997-09-30
GTE HAWAIIAN TELEPHONE CO INC
filed 1997-11-14
CIK 46216

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended    September 30, 1997

                                       or

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

                                               YES     X      NO
                                                   ---------      --------

The Company had 10,000,000 shares of $25 par value common stock outstanding at October 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            Three Months Ended            Nine Months Ended
                                              September 30,                September 30,
                                         ------------------------    ------------------------
                                            1997          1996          1997          1996
                                         ----------    ----------    ----------    ----------
                                                         (Thousands of Dollars)
REVENUES AND SALES
  Local services                         $   66,615    $   58,120    $  196,171    $  173,367
  Network access services                    38,751        37,226       123,850       109,705
  Toll services                              13,784        23,252        46,867        69,498
  Other services and sales                   36,826        34,943       115,333       120,331
                                         ----------    ----------    ----------    ----------
    Total revenues and sales                155,976       153,541       482,221       472,901
                                         ----------    ----------    ----------    ----------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                 63,895        63,350       190,185       194,654
  Selling, general and administrative        27,587        26,906        91,058        83,398
  Depreciation and amortization              28,712        31,788        91,286        93,435
                                         ----------    ----------    ----------    ----------
    Total operating costs and expenses      120,194       122,044       372,529       371,487
                                         ----------    ----------    ----------    ----------
OPERATING INCOME                             35,782        31,497       109,692       101,414

OTHER (INCOME) EXPENSE
  Interest - net                              9,334         8,932        27,875        29,136
  Other - net                                  (242)         (613)         (670)           (3)
                                         ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES                   26,690        23,178        82,487        72,281
  Income taxes                               16,511         7,697        36,961        24,245
                                         ----------    ----------    ----------    ----------
NET INCOME                               $   10,179    $   15,481    $   45,526    $   48,036
                                         ==========    ==========    ==========    ==========



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS


                                                Nine Months Ended
                                                  September 30,
                                        ---------------------------------
                                             1997               1996
                                        --------------     --------------
         Net income                     $         45.5     $         48.0

Net income decreased 5% or $2.5 for the nine months ended September 30, 1997, compared to the same period in 1996. This decrease is primarily the result of adjustments to prior years' tax liabilities, offsetting strong operating income growth.

REVENUES AND SALES

                                                       Nine Months Ended
                                                         September 30,
                                               ---------------------------------
                                                    1997               1996
                                               --------------     --------------
         Local services                        $        196.2     $        173.4
         Network access services                        123.8              109.7
         Toll services                                   46.9               69.5
         Other services and sales                       115.3              120.3
                                               --------------     --------------
           Total revenues and sales            $        482.2     $        472.9

Total revenues and sales increased 2% or $9.3 for the nine months ended September 30, 1997, compared to the same period in 1996.

Local service revenues increased 13% or $22.8 for the nine months ended September 30, 1997, compared to the same period in 1996. This increase reflects $15.7 associated with the final award for the 1995 Rate Case earned during the first nine months of 1997, and a $4.7 growth in revenues from custom calling features, such as SmartCall(R) services. The number of access lines increased 3% for the nine months ended September 30, 1997, which generated additional revenues of $1.2.

Network access service revenues increased 13% or $14.1 for the nine months ended September 30, 1997, compared to the same period in 1996. This growth is primarily due to increased demand for access services by interexchange carriers and growing demand for increased bandwidth services. Minutes of use increased 13%, which resulted in higher revenues of $6.2. Special access revenues grew $6.5 due to greater demand for increased bandwidth services by Internet Service Providers (ISPs) and other high-capacity users.

Toll service revenues decreased 33% or $22.6 for the nine months ended September 30, 1997, compared to the same period in 1996, primarily due to lower domestic toll volumes resulting from continued competition with long distance carriers authorized to provide interisland toll service on a 10XXX and 1+ presubscription basis. The decrease in revenues is also due to the impact of optional discount calling plans, which effectively lowered intrastate long distance rates.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

Other services and sales revenues decreased 4% or $5 for the nine months ended September 30, 1997, compared to the same period in 1996. This decrease is primarily due to lower equipment sales of $8.9 resulting from the completion of the Osan Base System and other international service contracts in 1996. This decrease is partially offset by increases of $1.4 from directory advertising, $1.3 in wireless activation commissions and related accessory sales and $1 in voice messaging and paging services.

OPERATING COSTS AND EXPENSES

                                                           Nine Months Ended
                                                             September 30,
                                                   ---------------------------------
                                                        1997               1996
                                                   --------------     --------------
         Cost of services and sales                $        190.2     $        194.7
         Selling, general and administrative                 91.0               83.4
         Depreciation and amortization                       91.3               93.4
                                                   --------------     --------------
         Total operating costs and expenses        $        372.5     $        371.5

Total operating costs and expenses remained essentially the same for the nine months ended September 30, 1997, compared to the same period in 1996. Selling and marketing costs increased $7.7, which includes $3.4 in advertising costs. These selling and marketing costs stimulated additional revenues through customer demand for products and services, including second lines and custom calling features. These increases are offset by lower depreciation expense of $2.1, primarily due to the change in the estimated salvage values of certain assets (as discussed in the Notes to Condensed Consolidated Financial Statements) as well as reduced costs of services and sales of $4.5. The reduction in costs of services and sales primarily consists of an $8.5 reduction in costs associated with the completion of international service contracts and pension settlement gains of $3.8 recorded in the third quarter of 1997, offset by an $8.5 increase in labor and benefits costs required to support revenue generation associated with access line growth and increased demand for enhanced services.

OTHER EXPENSES

                                                  Nine Months Ended
                                                    September 30,
                                          ---------------------------------
                                               1997               1996
                                          --------------     --------------
         Interest - net                   $         27.9     $         29.1
         Income taxes                               37.0               24.2

Interest - net decreased 4% or $1.2 for the nine months ended September 30, 1997, compared to the same period in 1996. The decrease is primarily attributable to lower average debt levels.

Income taxes increased 53% or $12.8 for the nine months ended September 30, 1997, compared to the same period in 1996. This increase is primarily due to a corresponding increase in pre-tax income and adjustments to prior years' tax liabilities.

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

In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements (UNEs) and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and UNEs at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine UNEs.

In addition, the Eighth Circuit rejected certain arguments advanced by GTE. For example, it ruled that a requesting carrier may gain access to all of the UNEs that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

In October 1997, the Eighth Circuit, granting a petition for rehearing filed by GTE and others, further ruled that the Telecommunications Act "does not permit a new entrant to purchase the ILEC's assembled platform(s) of combined network elements (or any lesser existing combination of two or more elements) in order to offer competitive telecommunications services." The FCC has announced plans to seek Supreme Court review of the Eighth Circuit's rulings; it has until January 12, 1998 to file a petition for certiorari.

In May 1997, the FCC issued orders on universal service and access charge reform. GTE has filed petitions for review of these FCC orders with the U.S. Court of Appeals for the Tenth Circuit. GTE anticipates that those petitions will be decided in 1998.

In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap local-exchange carriers (LECs) to increase their productivity factor to 6.5%. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, the Company submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of $20, effective July 1, 1997. Prior to this order, the Company had submitted a rate change filing in May 1997, as the Company's access rates were priced significantly below the FCC's maximum allowable price. This rate change filing resulted in an annual price increase of $12.6, effective June 3, 1997. Overall, the net effect of these access filings resulted in an annual price reduction of $7.4.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

On June 4, 1996, the FCC issued the first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers
(IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per-call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address those issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation. The FCC also tentatively concluded that this per-call rate should also be used to calculate phase one compensation obligations. It is likely, however, that the entire phase one compensation directive will be revisited in a subsequent order.

In accordance with the Telecommunications Act, the Company is continuing to negotiate with requesting carriers over the terms of interconnection, UNEs and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since December 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Hawaii. Subsequent decisions are expected to be issued throughout 1997 and 1998.

The Company has exercised its right under the Telecommunications Act to challenge state regulatory commission arbitration orders that govern agreements between the Company and its competitors. The Company has filed lawsuits in federal district court in Hawaii.

Additionally, the Company has made appropriate filings with the state and Federal District Court requesting that the Eighth Circuit's favorable rulings be taken into consideration in connection with any future arbitration rulings or complaint actions.

Interim rates for interconnection and UNEs have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. The Company is expecting to begin filing cost studies in Hawaii during the fourth quarter of 1997 as part of its Infrastructure filing, as discussed below.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings are expected to occur in Hawaii during the fourth quarter of 1997 as part of the Infrastructure filing, and a decision is expected during the second quarter of 1998.

State Regulatory Developments

In August 1996, pursuant to the Telecommunications Act, AT&T filed a petition with the Public Utilities Commission (PUC) of the State of Hawaii requesting arbitration of remaining interconnection, resale and unbundling issues between AT&T and the Company. Hearings were held in October 1996, and a decision was issued by the PUC on December 12, 1996. In its decision, the PUC ordered the Company, among many other things, to discount all retail services at a rate of 15% and offer UNEs at a price based on the Company's total element long run incremental cost (TELRIC) increased by 10% for joint and common costs. On January 10, 1997, the Company filed

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

a complaint for declaratory and injunctive relief in the U.S. District Court. On February 13, 1997, the Company and AT&T jointly filed a draft interconnection agreement which reflected areas of dispute and proposed language by each company. On April 18, 1997, the PUC issued its decision, which resolved the differences between the parties. An executed agreement was filed on May 8, 1997, in accordance with this decision. The PUC approved the arbitrated agreement on June 6, 1997. A U.S. District Court decision is expected in the near future.

Sprint Corporation (Sprint) petitioned the PUC for arbitration in September 1996 on many of the same issues that were submitted by AT&T. Based on hearings held in December 1996, the PUC issued a decision on January 17, 1997, which reaffirmed the AT&T arbitration rulings. On March 7, 1997, the PUC ordered that an interconnection agreement be filed with the PUC in the same format as the Company's interconnection agreement with AT&T along with each parties' proposals on disputed issues. On April 3, 1997, the PUC denied the Company's motion for reconsideration and ordered both parties to file their own version of the interconnection agreement if a joint agreement could not be filed. Both companies filed their individually proposed agreements on April 11, 1997. On April 25, 1997, the Company and Sprint filed a revised interconnection agreement with the PUC, which contained unresolved language. On July 28, 1997, Sprint filed a motion to elect the AT&T arbitrated agreement under Section 252
(I) of the Telecommunications Act. The Company filed an opposition to the motion on August 6, 1997. On August 21, 1997, the PUC approved Sprint's adoption of the AT&T agreement and on September 17, 1997, Sprint filed the executed agreement as ordered.

On November 27, 1996, an interconnection agreement between the Company and GST Telecom Hawaii (GST) was filed with approval granted by the PUC. A revised interconnection agreement was filed with the PUC on January 16, 1997, with the E911 and Telecommunications Relay Service (TRS) agreements filed on January 16 and January 24, 1997, respectively. On May 5, 1997, GST petitioned the PUC for arbitration on two issues, the establishment of performance standards and remedies and the prices for unbundled loops. On May 30, 1997, the Company filed its response to this petition. On August 11, 1997, GST and the Company jointly informed the PUC that a negotiated agreement had resolved the outstanding arbitration issues and on August 22, 1997, an amendment to the original interconnection agreement was filed with the PUC for approval. On October 9, 1997, the PUC approved the amendment.

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

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

8) undepreciated plant balance; 9) rate rebalancing; and 10) universal service fund program. In October 1997, the PUC held evidentiary hearings on the issues of the current phase of the communications infrastructure docket. The active participants included AT&T, Sprint, Oceanic Communications, GST, Western Wireless Corporation, the State Consumer Advocate and others. A decision and order is expected in early 1998.

Competition

On March 1, 1996, the PUC ordered the Company to implement 1+ and 0+ equal access within the state by May 1, 1996. On March 11, 1996, the Company filed a motion for stay of proceedings and for reconsideration of the PUC's order. On April 19, 1996, the PUC denied the Company's motion for stay of the order. Effective July 10, 1996, the Company implemented 1+ and 0+ equal access.

During the first quarter of 1995, the PUC authorized AT&T, Sprint and MCI to provide interisland toll service on a 10XXX basis, and reserved the right to modify or rescind the authority depending on the impact to the Company. Since then, the PUC has granted certificates of authority to approximately 130 carriers to provide for interexchange telecommunications services in Hawaii, including Time Warner Communications and GST Pacwest.

Rural Service Plans

In September 1992, the PUC initiated an investigation of the Company's provision of telephone service in the rural areas in the state. On November 2, 1994, the PUC issued its ruling in this proceeding, requesting the Company to convert all existing rural multi-party lines to single-party over a three-year period. The ruling further allowed the Company to collect one-half of the cost of conversion from existing multi-party customers choosing to convert to single-party service. The remaining costs, estimated up to $20.2, will be recovered from general ratepayers through a three-year monthly surcharge that began September 1, 1995. Acting on the Company's request, the PUC approved elimination of the monthly recurring charge to rural customers and a restructuring of the recovery of the $20.2 previously authorized. The monthly customer surcharge of sixty-two cents will continue through August 1998, with any remaining portion of the costs to be recovered through the revenue requirement of the 1995 Rate Case. On October 6, 1997, the PUC approved the Company's proposal for a $1.3 adjustment to the revenue requirement in the rate case, allowing an increase in the current rate case surcharge from 10.63% to 11.23%, effective October 13, 1997.

On December 13, 1995, the PUC issued a decision allowing a telecommunications carrier other than the Company to seek authorization to provide service in the Ka'u area on the island of Hawaii. The PUC selected TelHawaii Incorporated (TelHawaii) as the alternative provider and carrier of last resort (COLR) in the Ka'u area of the island of Hawaii, requiring service delivery by May 31, 1997. The PUC's order further required the Company and TelHawaii to negotiate all necessary agreements including, as required or appropriate, an agreement for the transfer to, or use by, TelHawaii of the Company's assets and agreements for extended area service, directory assistance and publications, interconnection, enhanced 911 and telecommunications relay services. In the summer of 1996, the Company appealed the PUC's selection of TelHawaii as the alternative provider of telecommunications services and as the COLR in the Ka'u area of the island of Hawaii. The Company opposes the effective taking of its property by forced sale of its assets in Ka'u and objects on the basis that the order is contrary to the Telecommunications Act. On September 5, 1996, the Company filed an Expedited Motion for Stay Pending Appeal and an Emergency Motion for Temporary Stay Pending Supreme Court Review of the Expedited Motion.

In September 1996, the Company was fined for noncompliance with the PUC's order, and filed a Motion for Reconsideration of the PUC's order on October 3, 1996 due to the legal grounds for noncompliance with the PUC's order. On November 8, 1996, the Company also filed a motion requesting the PUC to consider issuing a

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

clarification order and an order granting mitigation and abatement of fines and penalties levied. On December 23, 1996, the PUC denied the Company's motion for reconsideration and motion for clarification and directed the parties to continue negotiation of "sale or use" of the Ka'u facilities. On January 27, 1997, TelHawaii filed an application requesting the PUC exercise its power of eminent domain for the acquisition of the Company's assets in the Ka'u area. On May 23, 1997, the PUC issued its decision stating that TelHawaii's proposal to initiate a court condemnation proceeding is necessary and in the public interest. On June 16, 1997, the Company appealed the PUC's ruling with the Supreme Court. On October 16, 1997, TelHawaii filed and was granted a motion to dismiss the Company's appeal on the grounds that the Court lacks jurisdiction. The Company is appealing this decision with the First Circuit Court.

On May 13, 1997, the PUC approved TelHawaii's request that it be excused from complying with the May 31, 1997 deadline for providing service in the Ka'u area. On May 27, 1997, the Company filed a motion for reconsideration of the extension of time granted to TelHawaii, which was denied on June 10, 1997.

On July 16, 1997, the FCC issued an order allowing TelHawaii to establish a new study area, allowing TelHawaii to operate under rate-of-return regulation, and denying TelHawaii's request to receive immediate USF support. In August 1997, TelHawaii filed a Petition for Reconsideration requesting the FCC to allow TelHawaii to receive immediate USF support effective with the transfer of the Company's assets to TelHawaii. The Company filed an opposition to TelHawaii's petition on August 25, 1997. On September 18, 1997, TelHawaii filed a motion requesting the PUC identify any subsidies that the Company should transfer to TelHawaii. On September 30, 1997, the PUC issued an order deferring TelHawaii's motion until after the PUC issues a decision and order in the infrastructure proceeding.

On January 31, 1997, the PUC instituted investigations, as a result of petitions filed by rural area communities, to determine whether the telecommunications service provided by the Company in the South Kona and Puna districts of the island of Hawaii is adequate. In April and May, the Company and other parties filed direct testimonies, respectively. Rebuttal testimony was filed on August 18, 1997. The parties are to negotiate the hearing dates.

Interstate and International Services

On December 20, 1996, the Company filed an application requesting approval to transfer certain property to the newly established GTE Hawaiian Tel International entity. The transfer of property was completed in accordance with an FCC Order released on October 22, 1996, which allows the Company to be reclassified as a nondominant provider of international toll, subject to certain safeguards.

The safeguards included the establishment of a separate legal entity with separate books of account, no sharing of transmission or switching facilities with an affiliated LEC, the acquiring of services from the LEC on a tariffed basis, and the treatment as a nonregulated affiliate under the FCC's joint cost and affiliate transaction rules.

On April 18, 1997, the FCC published its Second Report and Order (the Order) containing rules for the provision of interexchange services originating in the LEC's local-exchange area. The Order modified the safeguards required for the Company to be classified as nondominant for international toll by allowing the separate legal entity to acquire UNEs or exchange services from its affiliated LEC as provided in agreements approved under Section 252 of the Communications Act of 1934, as amended.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

The PUC issued its approval on July 28, 1997 of the Company's application to transfer assets to the newly formed international legal entity. The Company can now take advantage of the FCC's non-dominance order. As a nondominant international toll provider, the Company has the ability to effectively compete with other nondominant carriers in the Hawaii international toll market.

Other Developments

The Company has reviewed and estimated its current and planned expenditures to become Year 2000 compliant. These costs are currently estimated to be $10.6 over the next three years.

On October 15, 1997, the Company's parent, GTE, announced its proposal to acquire MCI Communications Corporation (MCI) in a transaction valued at approximately $28 billion in cash or 40 dollars per share. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom, Inc. (WorldCom). GTE is continuing to monitor the situation and may reevaluate its position depending on a number of factors, including the relative stock performance of both WorldCom and MCI, the financial and operating results of MCI and the ongoing status of the regulatory approval process, as well as other pertinent information.

In May 1997, GTE announced initiatives to become a leading national provider of telecommunications service, including the acquisition of BBN Corporation (BBN), a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. As of September 30, 1997, GTE had completed the acquisition of BBN.

In May 1997, GTE Media Ventures Incorporated, a separate subsidiary of GTE, purchased substantially all of the assets of O'ahu Wireless Cable, Inc. O'ahu Wireless offers 25 channels of video programming to approximately 3,800 customers on the island of Oahu.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        September 30,   December 31,
                                                            1997           1996
                                                         -----------    -----------
                                                          (Thousands of Dollars)
ASSETS

Current assets:
  Cash and cash equivalents                              $     2,344    $    20,154
  Receivables, less allowances of $9,562 and $6,066          232,564        144,710
  Inventories and supplies                                    13,666          5,906
  Deferred income tax benefits                                   378          6,202
  Prepaid taxes and other                                      7,564         24,613
                                                         -----------    -----------
    Total current assets                                     256,516        201,585
                                                         -----------    -----------
Property, plant and equipment, at cost                     2,024,596      2,049,370
  Accumulated depreciation                                (1,194,615)    (1,226,897)
                                                         -----------    -----------
    Total property, plant and equipment, net                 829,981        822,473
                                                         -----------    -----------
Employee benefit plans                                       194,824        171,118
Other assets                                                   9,204          5,809
                                                         -----------    -----------
Total assets                                             $ 1,290,525    $ 1,200,985
                                                         ===========    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Short-term obligations, including current maturities   $    22,170    $    18,700
  Notes payable to affiliates                                124,774         30,900
  Accounts payable                                            13,343         19,728
  Affiliate payable and accruals                              31,164         30,733
  Taxes payable                                                9,919          1,797
  Accrued interest                                             4,900         12,793
  Accrued payroll costs                                       25,802         29,070
  Other                                                       54,665         47,053
                                                         -----------    -----------
    Total current liabilities                                286,737        190,774
                                                         -----------    -----------

  Long-term debt                                             470,459        513,016
  Deferred income taxes                                      106,299         98,687
  Other liabilities                                           65,935         59,121
                                                         -----------    -----------
    Total liabilities                                        929,430        861,598
                                                         -----------    -----------
Shareholder's equity:
  Common stock (10,000,000 shares issued)                    250,000        250,000
  Additional paid-in capital                                  91,146         91,146
  Retained earnings (deficit)                                 19,949         (1,759)
                                                         -----------    -----------
    Total shareholder's equity                               361,095        339,387
                                                         -----------    -----------
Total liabilities and shareholder's equity               $ 1,290,525    $ 1,200,985
                                                         ===========    ===========



See Notes to Condensed Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS


                                                                          Nine Months Ended
                                                                            September 30,
                                                                     --------------------------
                                                                        1997           1996
                                                                     -----------    -----------
                                                                       (Thousands of Dollars)
OPERATIONS
  Net income                                                         $    45,526    $    48,036
  Adjustments to reconcile net income
  to net cash from operations:
    Depreciation and amortization                                         91,286         93,435
    Deferred income taxes                                                 14,276         33,074
    Provision for uncollectible accounts                                  11,333          7,325
    Change in current assets and current liabilities                     (78,926)       (58,441)
    Other - net                                                          (22,099)       (14,351)
                                                                     -----------    -----------
    Net cash from operations                                              61,396        109,078
                                                                     -----------    -----------

INVESTING
    Capital expenditures                                                 (98,130)       (70,227)
    Purchase of MTC stock                                                     --           (450)
                                                                     -----------    -----------
    Net cash used in investing                                           (98,130)       (70,677)
                                                                     -----------    -----------

FINANCING
    Long-term debt issued                                                     --        148,353
    Long-term debt retired                                               (38,779)      (147,173)
    Dividends                                                            (15,090)       (29,322)
    Capital contribution from GTE                                             --         50,000
    Change in short-term obligations, excluding current maturities        72,793        (53,155)
    Other - net                                                               --          9,743
                                                                     -----------    -----------
    Net cash from (used in) financing                                     18,924        (21,554)
                                                                     -----------    -----------
Increase (decrease) in cash and cash equivalents                         (17,810)        16,847

Cash and cash equivalents:
    Beginning of period                                                   20,154          4,515
                                                                     -----------    -----------
    End of period                                                    $     2,344    $    21,362
                                                                     ===========    ===========



See Notes to Condensed Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

(2) Effective July 1, 1997, the Company revised its estimate of the salvage values related to certain telephone plant and equipment. This change had the effect of reducing depreciation expense by approximately $3.7 million during the third quarter of 1997. The estimated impact for the second half of 1997 is a reduction in depreciation expense of approximately $7.4 million.

(3) In January 1997, the SEC issued amendments to its rules which clarify and expand disclosure requirements for derivative financial instruments. As of September 30, 1997, there has been no significant change in the market risk, or accounting policy associated with derivative financial instruments as stated in the Company's 1996 Annual Report on Form 10-K.

(4) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits required by Item 601 of Regulation S-K.

         (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         (27)     Financial Data Schedule

    (b) The Company filed no reports on Form 8-K during the third quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    GTE Hawaiian Telephone Company Incorporated
                                    -------------------------------------------
                                                    (Registrant)

Date:  November 13, 1997                      William M. Edwards, III
       -----------------            -------------------------------------------
                                               William M. Edwards, III
                                             Vice President - Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX



 Exhibit
  Number                                Description
-----------     ---------------------------------------------------------------
   12           Statement re: Calculation of the Consolidated Ratio of Earnings
                to Fixed Charges

   27           Financial Data Schedule