Form 10-K405
period 1997-12-31
GTE HAWAIIAN TELEPHONE CO INC
filed 1998-03-27
CIK 46216

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended      December 31, 1997
                                       or

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

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE




INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE COMPANY HAD 10,000,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1998. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

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

Part II

       5.    Market for the Registrant's Common Equity and Related
             Shareholder Matters                                                        5

       6. Selected Financial Data - This item has been omitted in accordance with the relief provisions under General Instruction J of Form 10-K

       7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                        6

       8.    Financial Statements and Supplementary Data                               12

       9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                                       33

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

The Company has three wholly-owned subsidiaries: Micronesian Telecommunications Corporation (MTC), GTE Hawaiian Tel Insurance Company Incorporated and GTE Hawaiian Tel International Incorporated. MTC, which is headquartered in Saipan in the Commonwealth of the Northern Marianas, provides local and international telecommunications services on the islands of Saipan, Tinian and Rota. GTE Hawaiian Tel Insurance Company Incorporated provides auto liability, general liability and workers' compensation insurance to the Company on a direct basis. GTE Hawaiian Tel International Incorporated is an entity established in accordance with a Federal Communications Commission (FCC) order that allows the Company to be classified as a nondominant provider of International Message Telephone Service (IMTS). See Note 9 of the Company's consolidated financial statements included in Item 8 for further detail.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. The Company provides local telephone service on each island in Hawaii and provides intraLATA (Local Access and Transport Area) toll service among the islands. InterLATA toll services between Hawaii and domestic points within the United States are provided by interexchange carriers (IXCs) which connect the Company's local facilities for call origination and termination. The IXCs are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company also provides interLATA toll service between Hawaii and international termination points in competition with interLATA common carriers. These international revenues are settled between the Company and interLATA common carriers through revenue sharing arrangements. The Company earns other revenues by providing such services as billing and collection and operator services to IXCs. At December 31, 1997, the Company served 863,249 access lines in its service territories.

At December 31, 1997, the Company had 2,715 employees.

The Company has written agreements with the International Brotherhood of Electrical Workers (IBEW) covering substantially all non-management employees. In 1996, a new three-year agreement was reached with the IBEW. No agreements will expire in 1998.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the Public Utilities Commission (PUC) of the state of Hawaii for its intrastate business operations and by the FCC for its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. The Company continues to face additional competition from numerous sources, such as competitive local-exchange carriers, wireless carriers, cable television service providers and long distance companies.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

The Company supports greater competition in telecommunications, provided that consumers benefit from an opportunity for all service providers to participate in a competitive marketplace under comparable conditions. The Company believes that a number of recent FCC and state regulatory agency decisions did not establish comparable conditions; consequently, the Company and its parent, GTE, have exercised their right to challenge actions they believe act to increase competition at the expense of the shareholders of incumbent firms.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by GTE and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required local-exchange carriers (LECs) to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in many instances and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. In January 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

The favorable ruling by the Eighth Circuit did not impede the progress of competition. The Company has finalized interconnection agreements with various competitive LECs in Hawaii. A number of these interconnection agreements, adopted as a result of the arbitration process established by the Telecommunications Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, the Company has exercised its right to challenge such agreements in Hawaii.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The access charge reform order, also released in May 1997, revamped the rate structure for use of the local network by interexchange carriers to originate and complete long distance calls. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC not only failed to remove all of the universal service subsidies hidden within interstate access charges, but in fact created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

Federal regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for interstate telephone service. The regulatory commission in the state of Hawaii continues to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $7.4 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $1.8 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and for single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges paid by long distance carriers were offset by new per line charges and the charges paid by end-users.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 9 of the Company's consolidated financial statements included in Item 8.

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

INITIATIVES

In 1997, the Company's parent, GTE, continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

In May 1997, GTE announced plans to become a leading national provider of data communications services that included the acquisition of BBN Corporation (BBN), a leading supplier of end-to-end Internet solutions. BBN brings valuable skills, a leading position in the Internet market and an impressive list of Fortune 500 clients. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. This expansion of data services continued in November 1997 with the announcement of the acquisition of Genuity Inc. (Genuity), a subsidiary of Bechtel Enterprises. Genuity is a premier value-added provider of distributed application hosting solutions.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the state of Hawaii and on the islands of Saipan, Tinian and Rota, are generally in good operating condition and are adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1993 to December 31, 1997, the Company made capital expenditures of $762.8 million for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 38% of gross plant of $2 billion at December 31, 1997.

In the fourth quarter of 1995, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See
Note 2 to the Company's consolidated financial statements included in Item 8.

Item 3.  Legal Proceedings

There are no pending legal proceedings which would have a material impact on the Company's consolidated financial statements.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation (GTE).

SHAREHOLDER SERVICES

BankBoston, N.A., Transfer Agent and Registrar for GTE and the Company's common stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o        Account information
o        Dividends
o        Market prices
o        Transfer instructions
o        Statements and reports
o        Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-718-575-2990.

Or write to:
         BankBoston, N.A.
         c/o Boston EquiServe, L.P.
         P.O. Box 8031
         Boston, MA 02206-8031

For overnight delivery services, use the following address:
         BankBoston, N.A.
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Mail Stop 4502-60
         Canton, MA 02021

The BankBoston, N.A. address where shareholders, banks and brokers may deliver certificates is Securities Transfers and Reporting Services, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT

To obtain a copy of the 1997 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET

Internet World Wide Web users can access information on GTE through the following universal resource: http://www.gte.com

PRODUCTS AND SERVICES HOTLINE

Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

DIVERSITY AT GTE

The Company and GTE strive to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the GTE Corporate Secretary's Office.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE Hawaiian Telephone Company Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides a full range of telecommunications products and services in Hawaii and in the Pacific and Asia. The Company has three wholly-owned subsidiaries. Micronesian Telecommunications Corporation (MTC) is headquartered in Saipan and provides local and international telecommunications services on the islands of Saipan, Tinian and Rota. GTE Hawaiian Tel Insurance Company Incorporated provides auto liability, general liability and workers' compensation insurance to the Company on a direct basis. GTE Hawaiian Tel International Incorporated is an entity established in accordance with a Federal Communications Commission (FCC) order that allows the Company to be classified as a nondominant provider of International Message Telephone Service (IMTS). See Note 9 of the Company's consolidated financial statements included in Item 8 for further detail. At December 31, 1997, the Company served 863,249 access lines in its service territories.

RESULTS OF OPERATIONS

                                                      Years Ended December 31,
                                                      ------------------------
                                                       1997             1996
                                                      ---------       --------
         Net income                                    $61.0            $54.7

Net income increased 12% or $6.3 in 1997. This increase is largely the result of growth in revenues from local and network access services and lower overall operating costs and expenses, offset by lower toll revenues and an increase in taxes.

REVENUES AND SALES

                                                   Years Ended December 31,
                                                   ------------------------
                                                    1997             1996
                                                   ---------        -------
         Local services                            $267.7           $238.0
         Network access services                    162.7            148.6
         Toll services                               61.2             88.8
         Other services and sales                   150.7            159.5
                                                   ------           ------
            Total revenues and sales               $642.3           $634.9

Total revenues and sales increased 1% or $7.4 in 1997.

Local service revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. Local service revenues increased 12% or $29.7 in 1997. Demand for custom calling features, such as SmartCall(R), contributed $6.4 to the increase. Access line growth of 3% generated additional revenues of $1.5 from basic local services and $2.9 from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS). Additionally, an increase of $17.1 is associated with the final award for the 1995 Rate Case, discussed in more detail in Note 9 of the Company's consolidated financial statements included in Item 8.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Cellular service providers and other local-exchange carriers also pay access charges for cellular and intraLATA (Local Access and Transport Area) toll calls hauled or terminated by the Company. Network access service revenues increased 9% or $14.1 in 1997. This increase includes the effects of a 13% increase in minutes of use, which generated $7.1 in additional revenues, and higher special access revenues of $7.8 resulting from greater demand for increased bandwidth services by Internet

Service Providers (ISPs) and other high-capacity users. The revenue growth was partially offset by a $4.9 decline in revenues associated with the rate changes and sharing provisions of the Federal Communications Commission's (FCC's) 1996 and 1997 price cap filings.

The Company provides intraLATA toll service among the islands. The Company also provides interLATA toll service between Hawaii and international termination points in competition with interLATA common carriers. These international revenues are settled between the Company and interLATA common carriers through revenue sharing arrangements. Toll service revenues decreased 31% or $27.6 in 1997 primarily due to lower domestic toll volumes from continued competition with long distance carriers authorized to provide intraLATA toll service on a 10XXX and 1+ presubscription basis. The decrease in revenues is also due to the impact of promotional reductions in interisland toll rates and optional discount calling plans which effectively lowered intrastate long distance rates.

Other services and sales revenues decreased 6% or $8.8 in 1997. This decrease is primarily related to lower equipment sales of $11.9 resulting from the completion of the Osan Base System and other international service contracts in 1996. This decrease is partially offset by an increase of $2.8 related to the payphone interim compensation order (see Note 9 of the Company's consolidated financial statements included in Item 8) and a $1.3 increase in wireless activation commissions and related accessory sales.

OPERATING COSTS AND EXPENSES

                                                                               Years Ended December 31,
                                                                               ------------------------
                                                                                1997             1996
                                                                               ------           -------
         Cost of services and sales                                            $262.2           $276.7
         Selling, general and administrative                                    118.7            116.4
         Depreciation and amortization                                          121.4            125.0
                                                                               ------           ------
            Total operating costs and expenses                                 $502.3           $518.1

Total operating costs and expenses decreased 3% or $15.8 in 1997. Depreciation expense decreased $3.6 in 1997. Increases in depreciation related to additions to plant were more than offset by a reduction in depreciation rates to reflect higher net salvage values related to certain of the Company's telephone plant and equipment. Pension settlement gains in 1997 which resulted from lump-sum payments from the Company's pension plans of $5.9 were partially offset by settlement gains of $1.1 which were recorded in 1996. Also contributing to the overall decrease in operating costs and expenses is $6.3 of administrative productivity gains and an $8.5 reduction of expense associated with international service contracts that were completed in 1996. These decreases were partially offset by selling and marketing costs, aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment, which increased by $10.9.

OTHER EXPENSES

                                                                        Years Ended December 31,
                                                                        -------------------------
                                                                          1997             1996
                                                                        ---------       ---------
         Income taxes                                                   $    42.3       $    23.9

Income taxes increased 77% or $18.4 in 1997. This increase is primarily due to an increase in pre-tax income and adjustments to prior years' tax liabilities.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the Public Utilities Commission (PUC) of the state of Hawaii for its intrastate business operations and by the FCC for its interstate and international operations.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

The Company is a strong supporter of competition in all telecommunications markets. The Company's position remains constant: the benefits of competition should not be divided between customers or industry segments. There must be fair, reasonable rules at the state and federal levels that enable all service providers to participate equitably in the marketplace and benefit everyone.
The Company believes the FCC and a number of state regulatory agencies did not establish these comparable conditions. The Company and its parent, GTE, have consequently exercised their right to challenge regulatory actions they believe unfairly disadvantage their customers and shareholders.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by the Company's parent, GTE, and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required local-exchange carriers (LECs) to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

The favorable ruling by the Eighth Circuit did not impede the progress of competition. The Company has finalized interconnection agreements with various competitive LECs in Hawaii. A number of these interconnection agreements, adopted as a result of the arbitration process established by the Telecommunications Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, the Company has exercised its right to challenge such agreements in Hawaii.

Interim rates for interconnection and unbundled network elements (UNEs) have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. Cost studies have been filed in Hawaii.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings have begun in Hawaii and proceedings are scheduled to continue during the remainder of 1998.

The FCC access charge reform order, also released in May 1997, revamped the rate structure through which local and long distance companies charge customers for using the local phone network to make long distance calls. The FCC ordered decreases for long distance companies to be accomplished by increasing the access charges for business and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act, and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

Federal regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for interstate telephone service. The regulatory commission in the state of Hawaii continues to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $7.4. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $1.8. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges of $6.9 paid by long distance carriers were offset by $6.5 of new per line charges and the charges paid by end-users.

On June 4, 1996, the FCC issued its first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers
(IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per- call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation that all PSPs were eligible to receive beginning October 9, 1997. The FCC tentatively concluded that this per-call rate should also be used to calculate phase one compensation. The Company has recorded approximately $2.8 of payphone revenues associated with the October 9, 1997 FCC order. It is likely that the phase one compensation directive will be revisited in a subsequent order.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 9 of the Company's consolidated financial statements included in Item 8.

YEAR 2000 CONVERSION

The Year 2000 issue has an industry-wide impact. The Company has had an active Year 2000 Program in place. The Company's Year 2000 methodology and processes were certified in 1997 by the Information Technology Association of America. This program is necessary because the Year 2000 issue could impact systems, networks and business processes at the Company. This program includes: inventory; assessment and analysis of systems, networks and business processes; remediation of any impacted software; and validation testing. The current estimate for the cost of remediation for the Company is approximately $9.7. Year 2000 remediation costs are expensed in the year incurred. Through 1997, expenditures totaled $1.4. The Company currently has employees and contractors mobilized to address the Year 2000 issue. Continued success is dependent on the timely delivery of Year 2000 compliant products and services from the Company's suppliers. The Company currently believes that its essential processes, systems and business functions will be ready for the millennium transition.

LOCAL NUMBER PORTABILITY REQUIREMENTS

The Telecommunications Act mandated competition in the local telephone marketplace. Local Number Portability (LNP) is one vehicle chosen by the FCC to facilitate local competition. Local Service Provider Portability is the first phase of LNP, which will allow residential and business customers to change local service providers without changing their telephone numbers. The FCC has mandated that Local Service Provider Portability be implemented in the top 100 Metropolitan Service Areas (MSAs) by the end of 1998. The second and third phases of LNP will allow customers to retain their telephone numbers when they move from one location to another or change services (e.g. landline to cellular).

Through December 31, 1997, the Company had recorded approximately $1.3 to implement Local Service Provider Portability within one of the top 100 MSAs.

As a result of the major investment required to implement LNP, the FCC has stated that local service providers should be allowed to recover a portion of their costs. The Company is seeking regulatory recovery of LNP implementation costs.

OTHER MATTERS

Eleven separate class action lawsuits were brought against GTE and twelve of its subsidiaries (GTE Defendants), including the Company, relating to the provision of inside wire maintenance services. On August 6, 1996, the GTE Defendants and class counsel executed and filed a settlement agreement in one of the lawsuits. The Court preliminarily approved the agreement and conditionally certified a national class of plaintiffs for settlement purposes. A fairness hearing on the settlement was held on December 18, 1996. On January 21, 1997, the Court approved the settlement as written and issued a permanent injunction to prohibit future lawsuits covering any claims from 1987 to the date of settlement. Pursuant to the settlement, a proof of claim form was inserted into the March 1997 customer bills for the national class to request their benefits under the settlement. The reserves established in 1996 were adequate for the processing of all claims during 1997.

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

Item 8.  Financial Statements and Supplementary Data

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31                              1997           1996           1995
-----------------------                           ---------      ---------      ---------
                                                           (Thousands of Dollars)
REVENUES AND SALES (a)
  Local services                                  $ 267,707      $ 238,035      $ 227,732
  Network access services                           162,713        148,598        134,588
  Toll services                                      61,225         88,782         96,252
  Other services and sales                          150,712        159,506        153,188
                                                  ---------      ---------      ---------
   Total revenues and sales                         642,357        634,921        611,760
                                                  ---------      ---------      ---------
OPERATING COSTS AND EXPENSES (b)
  Cost of services and sales                        262,210        276,712        273,636
  Selling, general and administrative               118,678        116,398        122,603
  Depreciation and amortization                     121,387        125,032        123,876
                                                  ---------      ---------      ---------
   Total operating costs and expenses               502,275        518,142        520,115
                                                  ---------      ---------      ---------
OPERATING INCOME                                    140,082        116,779         91,645

OTHER (INCOME) EXPENSE
  Interest - net                                     37,490         38,267         39,500
  Other - net                                          (698)           (39)          (779)
                                                  ---------      ---------      ---------
INCOME BEFORE INCOME TAXES                          103,290         78,551         52,924
  Income taxes                                       42,292         23,850         15,023
                                                  ---------      ---------      ---------
INCOME BEFORE EXTRAORDINARY CHARGE                   60,998         54,701         37,901
  Extraordinary charge                                   --             --       (263,419)
                                                  ---------      ---------      ---------
NET INCOME (LOSS)                                 $  60,998      $  54,701      $(225,518)
                                                  =========      =========      =========

(a) Includes billings to affiliates of $39,512, $43,469 and $41,958 for the years 1997-1995, respectively.

(b) Includes billings from affiliates of $34,283, $39,376 and $45,446 for the years 1997-1995, respectively.



See Notes to Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31                                                          1997             1996
-----------                                                       -----------     -----------
                                                                    (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                      $       672     $    20,154
  Receivables, less allowances of $8,596 and $6,066                  191,478         144,047
  Note receivable from affiliate                                      24,450             663
  Inventories and supplies                                            15,030           5,906
  Deferred income tax benefits                                            --           6,202
  Prepaid taxes                                                       16,264          22,813
  Other                                                                3,775           1,800
                                                                 -----------     -----------
   Total current assets                                              251,669         201,585
                                                                 -----------     -----------

Property, plant and equipment, net                                   845,352         822,473
Employee benefit plans                                               202,473         171,118
Other assets                                                           6,619           5,809
                                                                 -----------     -----------
Total assets                                                     $ 1,306,113     $ 1,200,985
                                                                 ===========     ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term obligations, including current maturities           $    99,702     $    49,600
  Accounts payable                                                    35,150          19,728
  Affiliate payables and accruals                                     22,071          30,733
  Advanced billings and customer deposits                             17,824          14,771
  Taxes payable                                                        1,818           1,797
  Accrued interest                                                    10,375          12,793
  Accrued payroll costs                                               26,434          29,070
  Accrued dividends                                                   10,803           5,327
  Other                                                               17,427          26,955
                                                                 -----------     -----------
   Total current liabilities                                         241,604         190,774
                                                                 -----------     -----------

  Long-term debt                                                     510,184         513,016
  Deferred income taxes                                              130,065          98,687
  Employee benefit plans                                              40,938          44,722
  Other liabilities                                                   17,558          14,399
                                                                 -----------     -----------
   Total liabilities                                                 940,349         861,598
                                                                 -----------     -----------

Shareholder's equity:
  Common stock (10,000,000 shares issued)                            250,000         250,000
  Additional paid-in capital                                          91,146          91,146
  Retained earnings (deficit)                                         24,618          (1,759)
                                                                 -----------     -----------
   Total shareholder's equity                                        365,764         339,387
                                                                 -----------     -----------
Total liabilities and shareholder's equity                       $ 1,306,113     $ 1,200,985
                                                                 ===========     ===========


See Notes to Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

     Years Ended December 31                                               1997           1996           1995
     -----------------------                                             ---------      ---------      ---------
                                                                                 (Thousands of Dollars)
     OPERATIONS
        Income before extraordinary charge                                $  60,998      $  54,701      $  37,901
        Adjustments to reconcile income before extraordinary
         charge to net cash from operations:
         Depreciation and amortization                                      121,387        125,032        123,876
         Deferred income taxes                                               38,087         28,938         22,112
         Provision for uncollectible accounts                                12,869          9,761          9,119
         Change in current assets and current liabilities:
           Receivables - net                                                (60,983)       (18,411)       (13,154)
           Other current assets                                             (11,099)         4,743         (1,366)
           Accrued taxes and interest                                         4,152        (20,640)         5,062
           Other current liabilities                                          2,399         (9,554)       (23,337)
         Other - net                                                        (42,512)       (12,156)       (22,189)
                                                                          ---------      ---------      ---------
         Net cash from operations                                           125,298        162,414        138,024
                                                                          ---------      ---------      ---------

     INVESTING
        Capital expenditures                                               (138,687)      (131,719)      (130,127)
        Purchase of MTC stock                                                    --           (450)            --
                                                                          ---------      ---------      ---------
         Net cash used in investing                                        (138,687)      (132,169)      (130,127)
                                                                          ---------      ---------      ---------

     FINANCING
        Long-term debt issued                                                    --        148,353        148,236
        Long-term debt retired, including premiums paid
           on early retirement                                              (59,107)      (147,592)        (8,301)
        Dividends                                                           (29,145)       (33,415)       (23,693)
        Capital contribution from GTE                                            --         50,000             --
        Increase (decrease) in short-term obligations,
           excluding current maturities                                      82,159        (41,695)      (127,333)
        Other - net                                                              --          9,743             --
                                                                          ---------      ---------      ---------
         Net cash used in financing                                          (6,093)       (14,606)       (11,091)
                                                                          ---------      ---------      ---------

     Increase (decrease) in cash and cash equivalents                       (19,482)        15,639         (3,194)

     Cash and cash equivalents:
        Beginning of year                                                    20,154          4,515          7,709
                                                                          ---------      ---------      ---------
        End of year                                                       $     672      $  20,154      $   4,515
                                                                          =========      =========      =========

     Cash paid (refunded) during the year for:
        Interest                                                          $  41,959      $  39,924      $  37,321
                                                                          ---------      ---------      ---------
        Income taxes                                                      $     256      $   7,388      $  (9,945)
                                                                          ---------      ---------      ---------


See Notes to Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                Additional      Retained
                                                   Common         Paid-In       Earnings
                                                    Stock         Capital       (Deficit)        Total
                                                  ---------      ---------      ---------      ---------
                                                                 (Thousands of Dollars)
Shareholder's equity, December 31, 1994           $ 250,000      $  41,146      $ 231,493      $ 522,639
Net loss                                                                         (225,518)      (225,518)
Dividends declared                                                                (23,693)       (23,693)
                                                  ---------      ---------      ---------      ---------
Shareholder's equity, December 31, 1995             250,000         41,146        (17,718)       273,428

Net income                                                                         54,701         54,701
Dividends declared                                                                (38,742)       (38,742)
Capital contribution from GTE                                       50,000             --         50,000
                                                  ---------      ---------      ---------      ---------
Shareholder's equity, December 31, 1996             250,000         91,146         (1,759)       339,387

Net income                                                                         60,998         60,998
Dividends declared                                                                (34,621)       (34,621)
                                                  ---------      ---------      ---------      ---------
Shareholder's equity, December 31, 1997           $ 250,000      $  91,146      $  24,618      $ 365,764
                                                  =========      =========      =========      =========



See Notes to Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Hawaiian Telephone Company Incorporated (the Company) provides a wide variety of communications services, in Hawaii and in the Pacific and Asia, ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1997, the Company served 863,249 access lines in its service territories. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries. The subsidiaries include Micronesian Telecommunications Corporation (MTC), GTE Hawaiian Tel Insurance Company Incorporated and GTE Hawaiian Tel International Incorporated, an entity established in accordance with a Federal Communications Commission (FCC) order that allows the Company to be classified as a nondominant provider of
International Message Telephone Service (IMTS).   All significant intercompany
amounts have been eliminated.

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1997 presentation.

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $30.5 million, $34.3 million and $27.7 million for the years 1997-1995, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a return realized by GTE Supply.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $34.3 million, $39.4 million and $45.4 million for the years 1997-1995, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers among GTE's domestic telephone operating subsidiaries. The amounts charged for these affiliated transactions are based on proportional cost allocation methodologies.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $39.5 million, $43.5 million and $42 million for the years 1997-1995, respectively.

DEPRECIATION AND AMORTIZATION

The Company provides for depreciation on a straight-line basis over the estimated economic lives of its assets. Prior to 1996, the Company provided for depreciation on a straight-line basis over asset lives approved by
regulators (see Note 2).   Maintenance and repairs of property are charged to
income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

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

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely. Deferred income taxes are not provided on undistributed earnings of the Company's foreign subsidiary, approximately $48 million at December 31, 1997, as such earnings are expected to be permanently reinvested in the foreign subsidiary.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this standard will have no impact on the Company's results of operations, financial position or cash flows.


2.  EXTRAORDINARY CHARGE

In response to legislation (see Note 9) and the increasingly competitive environment, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $263.4 million (net of tax benefits of $167.8 million) in the fourth quarter of 1995. The charge primarily represented a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition to the one-time charge, beginning in 1996, the Company shortened the depreciable lives of its telephone plant and equipment as follows:

                                                                      Average Depreciable Lives
                                                                   --------------------------------
          Asset Category                                             Before                 After
          ----------------------------------                       ----------             ---------
          Copper                                                     20-30                   15
          Switching                                                  17-19                   10
          Circuit                                                    11-13                    8
          Fiber                                                      25-30                   20


3. SHAREHOLDER'S EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 18,000,000 shares with a par value of $25 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1997, $19 million of retained earnings were restricted as to the payment of cash dividends on common stock under the terms of the Company's Articles of Incorporation.

ADDITIONAL PAID-IN CAPITAL

Additional paid-in capital includes a capital contribution of $50 million received in August 1996 from GTE to improve the Company's financial position.

4.  DEBT

Long-term debt as of December 31, was as follows:

                                                                             1997            1996
                                                                           ---------      ---------
                                                                             (Thousands of Dollars)
First mortgage bonds:
   5 5/8 % Series R, due 1997                                              $      --      $  16,000
   6 3/4 % Series S, due 1998                                                     --         20,000
   8     % Series U, due 2001                                                     --         20,000
   6 3/4 % Series BB, due 2005                                               125,000        125,000

Debentures:
   7     % Series A, due 2006                                                150,000        150,000
   7 3/8 % Series B, due 2006                                                150,000        150,000

Other:
   5% Rural Utilities Services first mortgage bond, due 2018                   9,109          9,353
   Rural Telephone Bank first mortgage bonds,
        maturing through 2021, rates ranging from 5.43% to 7.5%               29,670         30,820
   GTE Leasing Corporation financing agreements, maturing
        through 2001, rates ranging from 8.23% to 11.99%                       2,723          3,552
   Other                                                                         112            806

Short-term debt expected to be refinanced on a long-term basis                40,000             --
                                                                           ---------      ---------
  Total principal amount                                                     506,614        525,531

Premium and discount - net                                                     5,763          6,185
                                                                           ---------      ---------
  Total                                                                      512,377        531,716

Less: current maturities of long-term debt                                    (2,193)       (18,700)
                                                                           ---------      ---------
  Total long-term debt                                                     $ 510,184      $ 513,016
                                                                           =========      =========


In September and October 1997, the Company redeemed prior to stated maturity, the $20 million 8% Series U first mortgage bonds and the $20 million 6 3/4% Series S first mortgage bonds, respectively.

Long-term debt as of December 31, 1997 includes $40 million of short-term borrowings in the form of affiliate notes payable which the Company anticipates refinancing during 1998.

In September 1996, the Company issued $150 million of 7 3/8% Series B debentures, due 2006. Net proceeds were used to finance the Company's construction program and for general corporate purposes.

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

Estimated payments of long-term debt during the next five years are: $2.2 million in 1998; $2.2 million in 1999; $2.4 million in 2000; $2.4 million in 2001; and $1.8 million in 2002.

Total short-term obligations as of December 31, were as follows:

                                                                        1997       1996
                                                                      -------     -------
                                                                    (Thousands of Dollars)
Notes payable to affiliate - average rates 6.0% and 5.6%              $97,509     $30,900
Current maturities of long-term debt                                    2,193      18,700
                                                                      -------     -------
  Total                                                               $99,702     $49,600
                                                                      =======     =======


5.   FINANCIAL INSTRUMENTS

At December 31, 1997, the Company had entered into forward interest rate swap agreements to hedge against changes in market interest rates on $40 million of planned long-term debt issuances expected to be completed within the next twelve months. Gains and losses recognized upon the expiration or settlement of forward interest rate swap agreements are amortized over the life of the associated long-term debt issuance as an offset or addition to interest expense.

The risk associated with these off-balance-sheet financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest rates. The Company carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of nonperformance is remote.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1997, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $3 million. The estimated fair value of long-term debt as of December 31, 1996 was lower than the carrying value by approximately $9 million.

6.   INCOME TAXES

The income tax provision (benefit) is as follows:

                                                                        1997         1996           1995
                                                                      --------      --------      --------
                                                                              (Thousands of Dollars)
Current:
  Federal                                                             $  4,438      $  9,176      $    709
  State                                                                   (233)      (14,264)       (7,798)
                                                                      --------      --------      --------
                                                                         4,205        (5,088)       (7,089)
                                                                      --------      --------      --------

Deferred:
  Federal                                                               35,943        13,891        14,101
  State                                                                  2,946        15,545         8,869
                                                                      --------      --------      --------
                                                                        38,889        29,436        22,970
                                                                      --------      --------      --------

Amortization of deferred investment tax credits - net                     (802)         (498)         (858)
                                                                      --------      --------      --------
   Total                                                              $ 42,292      $ 23,850      $ 15,023
                                                                      ========      ========      ========

A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

                                                                           1997          1996          1995
                                                                         --------      --------      --------
                                                                               (Thousands of Dollars)
Amounts computed at statutory rates                                      $ 32,533      $ 27,493      $ 18,523
  State and local income taxes, net of federal income tax                   1,763           833           696
  benefits
  Amortization of deferred investment tax credits, net of
  federal income tax benefits                                                (521)         (308)         (858)
  Depreciation of telephone plant construction costs
   previously deducted for tax purposes - net                                  --            --         1,297
  Rate differentials applied to reversing temporary                            --            --        (1,752)
  differences
  Undistributed earnings of foreign subsidiary                             (3,654)       (3,817)       (2,259)
  Other differences - net                                                  12,171          (351)         (624)
                                                                         --------      --------      --------

Total provision                                                          $ 42,292      $ 23,850      $ 15,023
                                                                         ========      ========      ========

The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                                         1997            1996
                                                       ---------      ---------
                                                         (Thousands of Dollars)
Depreciation and amortization                          $  47,435      $  21,829
Employee benefit obligations                             (22,955)       (22,059)
Prepaid pension cost                                      78,257         65,400
Investment tax credits                                     1,475          1,996
Capital goods excise tax credits                          26,348         31,352
Other - net                                                   12         (6,033)
                                                       ---------      ---------
   Total                                               $ 130,572      $  92,485
                                                       =========      =========

7.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plans' benefit obligation to employees upon their retirement. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1997-1995 were as follows:

                                                                  1997          1996             1995
                                                               ---------      ---------      ---------
                                                                       (Thousands of Dollars)
Benefits earned during the year                                $  12,308      $  11,429      $   9,915
Interest cost on projected benefit obligations                    33,231         29,689         28,421
Return on plan assets:
  Actual                                                        (152,556)      (115,011)      (130,646)
  Deferred                                                        88,162         55,225         79,499
Other - net                                                       (7,996)       (11,262)       (11,779)
                                                               ---------      ---------      ---------
  Net pension credit                                           $ (26,851)     $ (29,930)     $ (24,590)
                                                               =========      =========      =========

The expected long-term rate-of-return on plan assets was 9.0% for 1997 and 1996, and 8.5% for 1995.

The funded status of the plans and the net prepaid pension cost at December 31, were as follows:

                                                                   1997           1996
                                                                 ---------      ---------
                                                                  (Thousands of Dollars)
Vested benefit obligations                                       $ 355,084      $ 311,725
                                                                 =========      =========

Accumulated benefit obligations                                  $ 383,079      $ 328,535
                                                                 =========      =========

Plan assets at fair value                                        $ 935,784      $ 815,924
Less: projected benefit obligations                                478,783        416,411
                                                                 ---------      ---------
Excess of assets over projected obligations                        457,001        399,513
Unrecognized net transition asset                                  (13,144)       (20,104)
Unrecognized net gain                                             (241,384)      (208,291)
                                                                 ---------      ---------
  Net prepaid pension cost                                       $ 202,473      $ 171,118
                                                                 =========      =========

Assumptions used to develop the projected benefit obligations at December 31, were as follows:

                                                                     1997             1996
                                                                   ---------        ---------
Discount rate                                                        7.25%            7.50%
Rate of compensation increase                                        5.00%            5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The determination of benefit cost for postretirement health plans is generally based on comprehensive hospital, medical and surgical benefit plan provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time. Plan assets consist primarily of corporate equities, government securities and corporate debt securities.

The postretirement benefit cost for 1997-1995 included the following components:

                                                                            1997          1996          1995
                                                                          --------      --------      --------
                                                                                  (Thousands of Dollars)
Benefits earned during the year                                           $  1,827      $  2,193      $  1,862
Interest on accumulated postretirement benefit obligations                  11,845        17,070        15,458
Actual return on plan assets                                                (7,209)       (1,698)       (5,705)
Amortization of transition obligation                                        3,110         7,437         7,500
Other - net                                                                  2,294          (112)        4,416
                                                                          --------      --------      --------
  Postretirement benefit cost                                             $ 11,867      $ 24,890      $ 23,531
                                                                          ========      ========      ========

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                               1997           1996
                                                                             ---------      ---------
                                                                              (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                                   $ 113,804      $ 110,144
  Fully eligible active plan participants                                       35,940        109,360
  Other active plan participants                                                30,786         22,028
                                                                             ---------      ---------
Total accumulated postretirement benefit obligations                           180,530        241,532
Less: fair value of plan assets                                                 78,466         62,750
                                                                             ---------      ---------
Excess of accumulated obligations over plan assets                             102,064        178,782
Unrecognized transition obligation                                             (46,652)      (118,678)
Unrecognized prior service cost                                                     --        (10,534)
Unrecognized net loss                                                          (15,093)        (5,939)
                                                                             ---------      ---------
  Accrued postretirement benefit obligations                                 $  40,319      $  43,631
                                                                             =========      =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.25% and 7.5% at December 31, 1997 and 1996, respectively. The assumed health care cost trend rate was 8.25% in 1997 and 8.75% in 1996 and is assumed to decrease gradually to an ultimate rate of 6.0% in the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1997 costs by approximately $1 million and the accumulated postretirement benefit obligations as of December 31, 1997 by approximately $11 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $3.1 million in 1997 and 1996, and $3 million in 1995.

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                                    1997               1996
                                                                -----------      -----------
                                                                    (Thousands of Dollars)
Land                                                            $    11,728      $    10,725
Buildings                                                           192,118          163,992
Plant and equipment                                               1,595,445        1,660,752
Other                                                               219,961          213,901
                                                                -----------      -----------
  Total                                                           2,019,252        2,049,370
  Accumulated depreciation                                       (1,173,900)      (1,226,897)
                                                                -----------      -----------
  Total property, plant and equipment - net                     $   845,352      $   822,473
                                                                ===========      ===========

Depreciation expense in 1997-1995 was equivalent to a composite average percentage of 5.8%, 6.1% and 6.3%, respectively. During 1997, depreciation was partially offset by the effects of a reduction in depreciation rates to reflect higher net salvage values related to certain telephone plant and equipment.

9.  REGULATORY AND COMPETITIVE MATTERS

The Company is subject to regulation by the Public Utilities Commission (PUC) of the state of Hawaii for its intrastate business operations and by the Federal Communications Commission (FCC) for its interstate and international business operations, earth station ownership and the use of authorized radio frequencies.

INTRASTATE SERVICES

Rate Matters

In May 1993, the Company filed a general rate increase application with the PUC, requesting approval to increase intrastate revenues by $50.4 million.
This represented a 15.9% increase over intrastate revenues for 1993 at current rates, and was the first rate increase application the Company had filed since 1985. The Company's rate restructure proposal and earnings investigation which were in progress were incorporated into the rate case docket. Hearings took place in March and April 1994. In June 1994, the PUC ordered that the Company continue its rates at existing levels and denied the Consumer Advocate's recommendation for an interim revenue decrease.

In October 1994, the Company filed a Notice of Intent to file another rate case with the PUC. The Company also filed a Motion for Waiver of Commission Rules and for approval of 1995 to be the test year. The waiver requested that the Company be allowed the option to file its rate case application in early 1995 without having to use a split 1995/1996 test year. In November 1994, the PUC approved the Company's request for the waiver of its test year rules.

In November 1994, the PUC issued an order approving the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106) for ratemaking purposes. The PUC's order directed the Company to file plans for reflecting the full impact of FAS 106 in rates to be effective January 1, 1995. The PUC approved, in January 1995, the Company's plan to reflect an additional $10.7 million of Postretirement Benefits Other Than Pensions in its rates, retroactive to January 1, 1995.

In June 1995, the PUC issued a decision on the Company's 1993 Rate Case. The PUC ordered that the Company's existing rate-of-return, rate base and rate structure remain unchanged until the next rate case. The Company notified the PUC that it would appeal the decision to the Hawaii Supreme Court. On March 7, 1997, the Company filed a stipulation to withdraw its appeal of the PUC's 1993 Rate Case order and focus on an appeal of selected issues in the 1995 Rate Case discussed below.

In September 1995, the Company filed an application to increase its rates by $74 million in its 1995 Rate Case. The PUC approved bifurcation of the proceeding into a revenue requirement phase (Phase I) and a rate design phase (Phase II). The PUC held public hearings on Phase I in late 1995. The Department of Defense (DOD), AT&T Communications of Hawaii (AT&T) and Pacwest Telecommunications Corporation (Pacwest) filed motions to intervene in this proceeding. On January 12, 1996, the PUC granted the DOD intervention in both phases but limited AT&T and Pacwest to participating in the formulation of issues for Phase I. The PUC subsequently allowed AT&T to continue as a participant in the proceeding for limited issues but denied Pacwest's request for continued participation.

On July 26, 1996, the Company filed a stipulation with the PUC requesting approval of an agreement reached with the Division of Consumer Advocate, DOD and AT&T that resolves most of the issues presented in the Company's Rate Case. Based on the issues resolved, the parties agreed the Company is entitled to an interim revenue increase of $17.9 million. This figure is based on $10.1 million for the agreed upon issues plus an additional $7.8 million to allow the Company to recover depreciation expense at levels currently authorized by the PUC. On August 1, 1996, the PUC adopted the agreement with the interim revenue increase of $17.9 million. The four remaining issues before the PUC pending a final decision were Hurricane Iniki recovery, interisland fiber recovery, depreciation expense levels and incentive compensation recovery. The Company received a final award of $23.6 million on January 31, 1997 reflecting a final decision on Hurricane Iniki recovery with an award of $5.7 million. On March 3, 1997, the Company filed a Notice of Appeal with the Hawaii Supreme Court to seek review of the PUC's Phase I final order regarding interisland fiber recovery, depreciation expense levels and recovery of incentive based compensation for management employees. On May 15, 1997, the Hawaii Supreme Court dismissed the appeal on the grounds that the appeal was premature and the Court lacked jurisdiction. On June 12, 1997, the Hawaii Supreme Court denied the Company's motion for reconsideration of its May 15, 1997 order of dismissal.

On October 6, 1997, the PUC issued an order in the Company's 1995 Rate Case proceeding approving the Company's calculation of a revenue requirement adjustment to include Rural Service Plan (RSP) costs in its rate base. Effective October 13, 1997, the Company began recovery of this adjustment through an increase in its Intrastate Surcharge from 10.63% to 11.23%, to produce additional annual revenues of $1.3 million.

On November 18, 1997, the Company submitted a request to the PUC to incorporate the record from the communications infrastructure docket discussed below related to rate rebalancing into the rate design phase (Phase II) of the 1995 Rate Case. Because rate rebalancing was initially included as an issue to be addressed in the communications infrastructure docket, the Company had filed testimony in that proceeding on its rate design proposal which incorporated the $23.6 million award from Phase I of the 1995 Rate Case. Subsequently, however, the PUC determined in the communications infrastructure docket that the setting of specific retail rates would be deferred to Phase II of the 1995 Rate Case.
A decision on the request to incorporate part of the record from the communications infrastructure docket into Phase II of the 1995 Rate Case is pending from the PUC.

Communications Infrastructure

On May 11, 1993, the PUC initiated a communications infrastructure proceeding which was intended to investigate such issues as: what markets should be opened to competition; who should be allowed to compete in those markets; and what rules, if any, should apply. As part of this proceeding, on May 17, 1996, the PUC formally adopted administrative rules governing telecommunications competition and establishing a universal service fund (USF) in Hawaii. Since June 3, 1996, the effective date of the new rules, the PUC has granted certificates of authority to numerous applicants to operate as resellers of telecommunications services and has others pending.

On September 22, 1997, the PUC issued its final rules under which services, such as aggregator and operator service, pay telephone service, and shared tenant service, would be provided in a competitive environment.

On April 2, 1997, the PUC issued a prehearing order to resolve all remaining issues in the communications infrastructure proceeding on an accelerated time frame. These issues are: 1) total service resale and wholesale pricing; 2) unbundled network elements; 3) transport and termination; 4) physical and virtual collocation; 5) access to poles, ducts, conduits and rights-of-way; 6) "most favored nation clause"; 7) intrastate access tariff; 8) undepreciated plant balance; 9) rate rebalancing; and 10) USF program. In October 1997, the PUC held evidentiary hearings on these issues with industry participants. Opening and reply briefs were filed by the parties in December 1997. A decision and order is expected in second quarter 1998.

Arbitration Activity

In August 1996, pursuant to the Telecommunications Act of 1996 (the Telecommunications Act), AT&T filed a petition with the PUC requesting arbitration of remaining interconnection, resale, and unbundling issues between AT&T and the Company. On December 12, 1996, the PUC ordered the Company, including many other things, to discount all retail services at a rate of 15% and offer unbundled network elements at a price based on the Company's total element long run incremental cost (TELRIC) increased by 10% for joint and common costs. On January 10, 1997, the Company filed a complaint for declaratory and injunctive relief in the U.S. District Court. On April 18, 1997, the PUC issued its decision, which resolved the differences between the parties. An executed agreement was filed on May 8, 1997, in accordance with this decision. The PUC approved the arbitrated agreement on June 6, 1997. A U.S. District Court decision is expected in the near future.

Western Wireless Corporation (Western Wireless) filed a petition for arbitration with the PUC on September 6, 1996. The PUC issued a decision on December 24, 1996, ordering both parties to file an interconnection agreement on January 23, 1997. On February 21, 1997, the PUC issued an order approving the interconnection agreement filed January 24, 1997. The Company filed a complaint for declaratory and injunctive relief in the U.S. District Court on February 14, 1997. On November 25, 1997, Western Wireless filed a motion to compel the Company to implement the arbitrated interconnection rates, to provide sanctions of $6.8 million for failure to comply with the orders issued by the PUC in the arbitration docket, and to suspend the Standard Billing Agreement. On January 23, 1998, the PUC denied Western Wireless' motion.

Sprint Corporation (Sprint) petitioned the PUC for arbitration in September 1996 on many of the same issues that were submitted by AT&T. The PUC issued a decision on January 17, 1997, which reaffirmed the AT&T arbitration rulings and on March 7, 1997, the PUC ordered that an interconnection agreement be filed with the PUC in the same format as the Company's interconnection agreement with AT&T along with each parties' proposals on disputed issues. Both companies filed their individually proposed agreements on April 11, 1997. On April 25, 1997, the Company and Sprint filed a revised interconnection agreement with the PUC, which contained unresolved language. On July 28, 1997, Sprint filed a motion to elect the AT&T arbitrated agreement under Section 252 (I) of the Telecommunications Act. The Company filed an opposition to the motion on August 6, 1997. On August 21, 1997, the PUC approved Sprint's adoption of the AT&T agreement and on September 17, 1997, Sprint filed the executed agreement as ordered.

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

Toll Competition

During the first quarter of 1995, the PUC authorized AT&T, Sprint and MCI to provide interisland toll service on a 10XXX basis, and reserved the right to modify or rescind the authority depending on the impact to the Company.

Since then, the PUC has granted certificates of authority to approximately 140 carriers to provide for interexchange telecommunications services in Hawaii, including Time Warner Communications and GST Pacwest. As ordered by the PUC, effective July 10, 1996, the Company implemented 1+ and 0+ equal access.

Rural Service Plans

In September 1992, the PUC initiated an investigation of the Company's provision of telephone service in the rural areas of the state. On November 2, 1994, the PUC issued its ruling in this proceeding, requesting the Company to convert all existing rural multi-party lines to single-party over a three-year period. The ruling further allowed the Company to collect one-half of the cost of conversion from existing multi-party customers choosing to convert to single-party service. The remaining costs, estimated up to $20.2 million, will be recovered from general ratepayers through a three- year monthly surcharge that began September 1, 1995. Acting on the Company's request, the PUC approved elimination of the monthly recurring charge to rural customers and a restructuring of the recovery of the $20.2 million previously authorized. The monthly customer surcharge of 62 cents will continue through August
1998, with any remaining portion of the costs to be recovered through the revenue requirement of the 1995 Rate Case, discussed previously. On October 6, 1997, the PUC approved the Company's proposal for a $1.3 million adjustment to the revenue requirement in the Rate Case, allowing an increase in the current Rate Case surcharge from 10.63% to 11.23%, effective October 13, 1997.

On December 13, 1995, the PUC issued a decision allowing a telecommunications carrier other than the Company to seek authorization to provide service in the Ka'u area on the island of Hawaii. The PUC selected TelHawaii Incorporated (TelHawaii) as the alternative provider and carrier of last resort (COLR) in the Ka'u area of the island of Hawaii, requiring service delivery by May 31, 1997. The PUC's order further required the Company and TelHawaii to negotiate all necessary agreements including, as required or appropriate, an agreement for the transfer to, or use by, TelHawaii of the Company's assets and agreements for extended area service, directory assistance and publications, interconnection, enhanced 911 and telecommunications relay services. In the summer of 1996, the Company appealed the PUC's selection of TelHawaii as the alternative provider of telecommunications services and as the COLR in the Ka'u area of the island of Hawaii. The Company opposes the effective taking of its property by forced sale of its assets in Ka'u and objects on the basis that the order is contrary to the Telecommunications Act. On September 5, 1996, the Company filed an Expedited Motion for Stay Pending Appeal and an Emergency Motion for Temporary Stay Pending Hawaii Supreme Court Review of the Expedited Motion.

In September 1996, the Company was fined for noncompliance with the PUC's order, and filed a Motion for Reconsideration of the PUC's order on October 3, 1996 due to the legal grounds for noncompliance with the PUC's order. On November 8, 1996, the Company also filed a motion requesting the PUC to consider issuing a clarification order and an order granting mitigation and abatement of fines and penalties levied. On December 23, 1996, the PUC denied the Company's motion for reconsideration and motion for clarification and directed the parties to continue negotiation of "sale or use" of the Ka'u facilities. On January 27, 1997, TelHawaii filed an application requesting the PUC exercise its power of eminent domain for the acquisition of the Company's assets in the Ka'u area. On May 23, 1997, the PUC issued its decision stating that TelHawaii's proposal to initiate a court condemnation proceeding is necessary and in the public interest. On June 16, 1997, the Company appealed the PUC's ruling with the Hawaii Supreme Court. On October 16, 1997, TelHawaii filed and was granted a motion to dismiss the Company's appeal on the grounds that the Court lacks jurisdiction. The Company appealed this decision with the First Circuit Court on October 23, 1997. On December 16, 1997, the Circuit Court issued an order denying TelHawaii's motion to dismiss the Company's appeal and finding that the Court may exercise appellate jurisdiction over the Company's appeal of the PUC's orders.

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

On January 31, 1997, the PUC instituted investigations, as a result of petitions filed by rural area communities, to determine whether the telecommunications service provided by the Company in the South Kona and Puna districts of the island of Hawaii is adequate. In April and May, the Company and other parties filed direct testimonies, respectively. Rebuttal testimony was filed on August 18, 1997. Hearings were held in January 1998. Briefs are expected to be filed in the first half of 1998.

INTERSTATE AND INTERNATIONAL SERVICES

The Company's interexchange (international and interstate) operations were moved to GTE Hawaiian Tel International Incorporated (HTI), a wholly-owned subsidiary of the Company, to comply with requirements in the FCC's order reclassifying the Company as a nondominant provider of international services. The existing FCC tariff was withdrawn and a new tariff for HTI was filed, effective September 1, 1997. HTI's services are no longer regulated under the FCC's price cap incentive plan.

Micronesian Telecommunications Corporation (MTC), a wholly-owned subsidiary of the Company, moved its interexchange (international and interstate) operations to GTE Pacifica Incorporated (a wholly-owned subsidiary of MTC) to comply with a subsequent FCC order. MTC's international tariff was withdrawn and a new tariff for GTE Pacifica was filed with the FCC, effective January 1, 1998. GTE Pacifica's services are no longer regulated under the FCC's price cap incentive plan. Both the Company and MTC's interstate access services are regulated under the FCC's price cap incentive plan.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by the Company's parent, GTE, and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required local-exchange carriers (LECs) to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The FCC access charge reform order, also released in May 1997, revamped the rate structure through which local and long distance companies charge customers for using the local phone network to make long distance calls. The FCC ordered decreases for long distance companies to be accomplished by increasing the access charges for business and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act, and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula, and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $7.4 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $1.8 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges of $6.9 million paid by long distance carriers were offset by $6.5 million of new per line charges and charges paid by end-users.

On June 4, 1996, the FCC issued its first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers
(IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per- call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation that all PSPs were eligible to receive beginning October 9, 1997. The FCC tentatively concluded that this per-call rate should also be used to calculate phase one compensation. The Company has recorded approximately $2.8 million of payphone revenues associated with the October 9, 1997 FCC order. It is likely that the phase one compensation directive will be revisited in a subsequent order.

10.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $14.3 million, $13.9 million and $12.8 million in 1997-1995, respectively. Minimum rental commitments under noncancelable leases through 2002 do not exceed $5.1 million annually and aggregate $19.6 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. The Company supports greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
GTE Hawaiian Telephone Company Incorporated:

We have audited the accompanying consolidated balance sheets of GTE Hawaiian Telephone Company Incorporated (a Hawaii corporation and wholly-owned subsidiary of GTE Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997, as set forth on pages 12 through 15 and Schedule II of this report. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Hawaiian Telephone Company Incorporated and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supporting schedule and exhibit have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Dallas, Texas                                     ARTHUR ANDERSEN LLP
January 26, 1998

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

    (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1997-1995 (as required):

                 II - Valuation and Qualifying Accounts

    Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

    (3)   Exhibits - Included in this report or incorporated by reference.

          3.1* Articles of Incorporation and Bylaws (Exhibit 3.2 of the 1987 Form 10-K, File No. 2-33059)

          3.2* Amended Bylaws (Exhibit 3.2 of the 1994 Form 10-K, File No. 2-33059)

          4.1* Indenture dated as of February 1, 1995 between GTE Hawaiian Telephone Company Incorporated and Hawaiian Trust Company Limited, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-57743, filed with the Securities and Exchange Commission on February 17, 1995)

          4.2* First Supplemental Indenture dated as of July 1, 1996 between GTE Hawaiian Telephone Company Incorporated and Hawaiian Trust Company Limited, as Trustee (Exhibit 4.3 of the Company's Report on Form 8-K, dated July 1, 1996)

          10.1* Material Contracts - Agreements between GTE and Certain
                Executive Officers (Exhibit 10 of the 1995 Form 10-K, File No. 2-33059)

          10.2 Material Contracts - Separation Agreement between GTE and Richard M. Cahill

          12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          26* Revised Form of Invitation for Bids pertaining to Registration Statement on Form S-3 (File No. 33-57743)

          27    Financial Data Schedule

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1997.


* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1997, 1996 and 1995

(Thousands of Dollars)

---------------------------------------------------------------------------------------------------------------
          Column A                                Column B          Column C            Column D       Column E
---------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                             ------------------------
                                                                                       Deductions
                                                  Balance at                Charged       from
                                                  Beginning   Charged    (Credited) to   Reserves     Balance at
         Description                               of Year   to Income   Other Accounts  (Note 1)   Close of Year
---------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
   for the years ended:

   December 31, 1997                              $ 6,066     $12,869     $  9,593 (2)    $19,932     $ 8,596
                                                  ===========================================================
   December 31, 1996                              $ 6,338     $ 9,761     $  7,001 (2)    $17,034     $ 6,066
                                                  ===========================================================
   December 31, 1995                              $ 9,010     $ 9,119     $  4,673 (2)    $16,464     $ 6,338
                                                  ===========================================================

Accrued restructuring costs for the
   years ended:

   December 31, 1996                              $39,353     $    --     $(11,520)(3)    $27,833     $    --
                                                  ===========================================================
   December 31, 1995                              $60,816     $    --     $     --        $21,463     $39,353
                                                  ===========================================================



NOTES:

(1)  Charges for which reserve was created.

(2)  Recoveries of previously written-off amounts.

(3) Represents amounts necessary to satisfy commitments related to the re-engineering program that were reclassified to accounts payable and accrued expenses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GTE HAWAIIAN TELEPHONE COMPANY
                                                    INCORPORATED
                                          ---------------------------------
                                                    (Registrant)

Date March 27, 1998                     By  /s/   Warren H. Haruki
    -------------------                   ---------------------------------
                                                  Warren H. Haruki
                                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Warren H. Haruki                       President and Director                                    March 27, 1998
---------------------------                (Principal Executive Officer)
Warren H. Haruki


/s/ Gerald K. Dinsmore                     Senior Vice President - Finance                           March 27, 1998
---------------------------                and Planning
Gerald K. Dinsmore                         (Principal Financial Officer)


/s/ William M. Edwards, III                Vice President - Controller                               March 27, 1998
---------------------------                (Principal Accounting Officer)
William M. Edwards, III


/s/ John C. Appel                          Director                                                  March 27, 1998
---------------------------
John C. Appel


/s/ Mateland L. Keith, Jr.                 Director                                                  March 27, 1998
---------------------------
Mateland L. Keith, Jr.


/s/ Lawrence R. Whitman                    Director                                                  March 27, 1998
---------------------------
Lawrence R. Whitman

EXHIBIT INDEX

     Exhibit
     Number                                               Description
     -------              ---------------------------------------------------------------------------
       10.2               Material Contracts - Separation Agreement between GTE and Richard M. Cahill

       12                 Statements re: Calculation of the Ratio of Earnings to Fixed Charges

       27                 Financial Data Schedule