Form 10-Q
period 1998-06-30
GTE HAWAIIAN TELEPHONE CO INC
filed 1998-08-13
CIK 46216

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998
                                         or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number                        2-33059

                   GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 HAWAII                                   99-0049500
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

           600 Hidden Ridge,
            Irving, Texas                                    75038
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

Registrant's telephone number,                            972-718-5600
including area code

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

                                                  YES    X      NO
                                                      -------      -------

The Company had 10,000,000 shares of $25 par value common stock outstanding at July 31, 1998. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                   ---------------------------         -----------------------------
                                                      1998             1997               1998               1997
                                                   ----------       ----------         ----------         ----------
                                                                        (Thousands of Dollars)
REVENUES AND SALES
   Local services                                  $   68,644       $   64,813         $  137,046         $  129,556
   Network access services                             41,572           44,587             90,619             85,099
   Toll services                                       12,042           13,383             27,772             33,083
   Other services and sales                            55,851           53,516             82,987             78,507
                                                   ----------       ----------         ----------         ----------
     Total revenues and sales                         178,109          176,299            338,424            326,245
                                                   ----------       ----------         ----------         ----------
OPERATING COSTS AND EXPENSES
   Cost of services and sales                          69,224           64,806            140,045            126,290
   Selling, general and administrative                 28,691           32,877             57,292             63,471
   Depreciation and amortization                       29,820           32,213             58,931             62,574
                                                   ----------       ----------         ----------         ----------
     Total operating costs and expenses               127,735          129,896            256,268            252,335
                                                   ----------       ----------         ----------         ----------
OPERATING INCOME                                       50,374           46,403             82,156             73,910

OTHER (INCOME) EXPENSE
   Interest - net                                       9,516            9,238             19,129             18,541
   Other - net                                            (15)             (92)              (924)              (428)
                                                   ----------       ----------         ----------         ----------
INCOME BEFORE INCOME TAXES                             40,873           37,257             63,951             55,797
   Income taxes                                        13,259           13,572             21,116             20,450
                                                   ----------       ----------         ----------         ----------
NET INCOME                                         $   27,614       $   23,685         $   42,835         $   35,347
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

See Notes to Condensed Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                                        Six Months Ended
                                                                            June 30,
                                                                ----------------------------------
                                                                     1998               1997
                                                                ---------------    ---------------
         Net income                                             $          42.8    $          35.3

Net income increased 21% or $7.5 for the six months ended June 30, 1998, compared to the same period in 1997. The increase is primarily the result of higher local and network access service revenues, partially offset by lower toll service revenues and higher operating expenses.

REVENUES AND SALES

                                                                        Six Months Ended
                                                                            June 30,
                                                                ----------------------------------
                                                                     1998               1997
                                                                ---------------    ---------------
         Local services                                         $         137.0    $         129.5
         Network access services                                           90.6               85.1
         Toll services                                                     27.8               33.1
         Other services and sales                                          83.0               78.5
                                                                ---------------    ---------------
           Total revenues and sales                             $         338.4    $         326.2

Total revenues and sales increased 4% or $12.2 for the six months ended June 30, 1998, compared to the same period in 1997.

Local service revenues increased 6% or $7.5 for the six months ended June 30, 1998, compared to the same period in 1997. Demand for custom calling features, such as SmartCall(R), contributed $2.6 to the increase. Access line growth of 3% generated additional revenues of $1.5 from basic local services and $0.8 from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS).

Network access service revenues increased 6% or $5.5 for the six months ended June 30, 1998, compared to the same period in 1997. Increased access rates for dedicated private lines contributed $7 to the increase. Minutes of use increased 5%, which generated $2.2 of additional revenues. Special access revenues grew $1.4 due to greater demand for increased bandwidth by Internet Service Providers
(ISPs) and other high-capacity users. In 1997, the Federal Communications Commission (FCC) ordered significant changes that altered the structure of access charges collected by the Company. These changes, effective January 1, 1998, resulted in a $5 decrease in network access revenues during the first six months of 1998.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Toll service revenues decreased 16% or $5.3 for the six months ended June 30, 1998, compared to the same period in 1997, primarily due to a decline in domestic toll volumes resulting from continued competition with long distance carriers authorized to provide interisland toll service on a 10XXX basis and 1+ presubscription basis. Additionally, the impacts of interisland toll price reductions, which were effective May 7, 1997, contributed to the decline in toll service revenues.

Other services and sales increased 6% or $4.5 for the six months ended June 30, 1998, compared to the same period in 1997. The increase is primarily attributable to a $1.5 increase related to the FCC's order increasing payphone compensation from interexchange carriers, a $1 increase in equipment sales and a $0.7 increase in billing and collection services.


OPERATING COSTS AND EXPENSES

                                                                        Six Months Ended
                                                                            June 30,
                                                                ----------------------------------
                                                                     1998               1997
                                                                ---------------    ---------------
         Cost of services and sales                             $         140.1    $         126.3
         Selling, general and administrative                               57.3               63.4
         Depreciation and amortization                                     58.9               62.6
                                                                ---------------    ---------------

         Total operating costs and expenses                     $         256.3    $         252.3

Total operating costs and expenses increased 2% or $4 for the six months ended June 30, 1998, compared to the same period in 1997. The increase is primarily due to a $2.9 increase in operating taxes and a $2.4 increase in access charges incurred to terminate intraLATA (local access transport area) toll calls outside the Company's service territory. A $2.1 increase in advertising costs aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment also contributed to the change. These increases were partially offset by a $3.7 decrease in depreciation expense, primarily due to a change in the estimated net salvage values related to certain telephone plant and equipment which became effective in the third quarter of 1997.


OTHER MATTERS

Federal Regulatory Developments

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $7.4. In 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $1.8 annually. In

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges of $6.9 paid by long distance carriers were offset by $6.5 of new per line charges and the charges paid by end-users. Effective July 1, 1998, access charges were further reduced by $9.3 annually in compliance with FCC requirements to restate the impacts of access charge reform.

In May 1997, the FCC released a major decision relating to implementation of the Telecommunications Act's provision on universal service. The Company's parent, GTE, and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral argument is not expected until mid-September 1998 at the earliest, with a final decision to be issued by mid-1999.

On March 9, 1998, the FCC adopted a Memorandum Opinion and Order (MO&O) clarifying the payphone-specific coding digit requirements set forth in the previous payphone orders and granting limited waivers of the requirement that local exchange carriers (LECs) provide payphone-specific coding digits to payphone service providers (PSPs), and that PSPs provide payphone-specific coding digits from their payphones to interexchange carriers (IXCs), before PSPs can receive per-call compensation from IXCs for subscriber 800 and access code calls. GTE was granted waivers through 1998 in this order for Flex-ANI (Flexible Automatic Number Identification) implementation due to technical problems associated with switch conversions.

On April 3, 1998, the FCC issued another MO&O which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. GTE will receive per-phone compensation under this waiver until the Flex-ANI capable offices are activated. Qualifying payphone calls from Flex-ANI capable switches will then be eligible for per-call compensation rather than per-phone.

In a related court case between MCI and the FCC, the U.S. Court of Appeals, District of Columbia Circuit, upheld the fundamental premise underlying the FCC's

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


approach to setting the per-call compensation rate for uncompensated payphone calls, thereby supporting the ordered per-call compensation rate noted in the March 9th order. At the same time, however, the Court held that the FCC had failed to clearly explain its methodology on the development of that same per-call compensation rate. The Court remanded this portion back to the FCC.

State Regulatory Developments

Communications Infrastructure

In April 1998, the Public Utilities Commission (PUC) of the state of Hawaii adopted an AT&T model as the state's cost study for calculating federal universal service high cost support. The PUC ordered AT&T to modify this model to comply with the FCC guidelines. The Company filed a motion with the PUC requesting that the Company be allowed to provide the input values to any model submitted to the FCC for calculating federal universal service support and requesting an opportunity to review and comment on AT&T's model which had been previously submitted. The PUC denied the Company's motion and submitted the AT&T model to the FCC. The Company filed comments and reply comments with the FCC on June 25, 1998 and July 9, 1998, respectively.

Arbitration Activity

In November 1997, Western Wireless Corporation (WWC) filed a motion to compel the Company to implement arbitrated interconnection rates, to provide sanctions of $6.8 for alleged failure to comply with the orders issued by the PUC in its arbitration docket and to suspend the Standard Billing Agreement. On January 23, 1998, the PUC denied WWC's motion. On March 13, 1998, the PUC denied WWC's motion for reconsideration of the January 1998 decision.

On May 18, 1998, TelHawaii filed a petition for arbitration which identified unbundled loops, subloop unbundling, collocation and number portability as issues requiring arbitration. The Company filed its response to the petition on June 12, 1998.

Rural Service Plans

Briefs were filed on April 14, 1998 related to the petitions filed by rural area communities to determine the adequacy of the telecommunications services provided by the Company in the South Kona and Puna districts of the island of Hawaii. On June 16, 1998, the PUC issued an order granting a motion by TelHawaii to compel the Company to transfer its assets in Ka'u to TelHawaii

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


but denied TelHawaii's request for civil penalties against the Company. On July 15, 1998, the First Circuit Court stayed the order, pending resolution of a motion for reconsideration and/or motion for stay that the Company must file with the PUC.

International Services

On July 1, 1997, the Commonwealth of the Northern Mariana Islands (CNMI) served by Micronesia Telephone Company (MTC), a subsidiary of the Company, was incorporated into the North American Numbering Plan under the 670 area code. This area code was CNMI's former country code. With this change, MTC's customers for the first time are able to dial anywhere within the United States on a 1+ basis instead of the 011+ international access. In addition, customers were able to dial toll-free numbers nationwide. On August 1, 1997, the CNMI was integrated into the U.S. domestic rate structure.


RECENT DEVELOPMENTS

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies in a merger of equals transaction. Under terms of the definitive agreement, which was unanimously approved by the board of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is expected to be accounted for as a pooling of interests, is subject to shareholder and regulatory approval, and is expected to be completed during the second half of 1999. For additional information regarding the merger, refer to the Form 8-K filed by GTE dated July 27, 1998.

In April 1998, GTE announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2,000 to $3,000 by selling non-strategic or under-performing operations and plans to reduce annual costs by more than $500 through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement on the Company is unknown at this time. GTE's management is currently assessing its options and, as decisions are finalized regarding the sale of non-strategic operations and cost reductions, the Company could be affected.

In its April 2, 1998 filing on Form 8-K, GTE stated that because the MCI shareholders had accepted a competing offer, GTE's offer for MCI was no longer outstanding. As a result, the Company and GTE were removed from "Credit Watch" by all rating agencies. The Company believes that its present investment grade credit rating provides ready access to the capital markets at reasonable rates and provides the Company with the financial flexibility necessary to pursue growth opportunities as they arise.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30,        December 31,
                                                              1998             1997
                                                           -----------      -----------
                                                              (Thousands of Dollars)
ASSETS

Current assets:
  Cash and cash equivalents                                $     4,863      $       672
  Receivables, less allowances of $8,569 and $8,596            161,689          215,928
  Inventories and supplies                                      17,758           15,030
  Prepaid taxes                                                  2,328           16,264
  Other                                                          8,221            3,775
                                                           -----------      -----------

    Total current assets                                       194,859          251,669
                                                           -----------      -----------

Property, plant and equipment, at cost                       2,055,391        2,019,252
  Accumulated depreciation                                  (1,203,647)      (1,173,900)
                                                           -----------      -----------

    Total property, plant and equipment, net                   851,744          845,352
                                                           -----------      -----------

Prepaid pension costs                                          215,899          202,473
Other assets                                                    13,690            6,619
                                                           -----------      -----------
Total assets                                               $ 1,276,192      $ 1,306,113
                                                           ===========      ===========
LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Short-term obligations, including current maturities     $     2,263      $    99,702
  Accounts payable                                              81,951           57,221
  Taxes payable                                                  3,857            1,818
  Accrued interest                                              11,574           10,375
  Accrued payroll costs                                         25,456           26,434
  Accrued dividends                                              8,241           10,803
  Other                                                         37,955           35,251
                                                           -----------      -----------

    Total current liabilities                                  171,297          241,604
                                                           -----------      -----------

  Long-term debt                                               508,852          510,184
  Deferred income taxes                                        151,537          130,065
  Employee benefit plans and other                              49,789           58,496
                                                           -----------      -----------
    Total liabilities                                          881,475          940,349
                                                           -----------      -----------
Shareholder's equity:
  Common stock (10,000,000 shares issued)                      250,000          250,000
  Additional paid-in capital                                    91,146           91,146
  Retained earnings                                             53,571           24,618
                                                           -----------      -----------

    Total shareholder's equity                                 394,717          365,764
                                                           -----------      -----------

Total liabilities and shareholder's equity                 $ 1,276,192      $ 1,306,113
                                                           ===========      ===========


See Notes to Condensed Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended
                                                                          June 30,
                                                          ----------------------------------------
                                                                1998                   1997
                                                          -----------------      -----------------
                                                                  (Thousands of Dollars)
OPERATIONS
Net income                                                $          42,835      $          35,347
Adjustments to reconcile net income
to net cash from operations:
    Depreciation and amortization                                    58,931                 62,574
    Deferred income taxes                                            20,740                  5,188
    Provision for uncollectible accounts                              7,615                  8,983
    Changes in current assets and current liabilities                60,715                (64,247)
    Other - net                                                     (24,621)                (6,831)
                                                          -----------------      -----------------
    Net cash from operations                                        166,215                 41,014
                                                          -----------------      -----------------
INVESTING
   Capital expenditures                                             (66,942)               (60,642)
                                                          -----------------      -----------------
    Cash used in investing                                          (66,942)               (60,642)
                                                          -----------------      -----------------
FINANCING
   Long-term debt retired                                            (1,026)               (18,172)
   Increase (decrease) in short-term obligations,
   excluding current maturities                                     (77,612)                27,411
   Dividends                                                        (16,444)                (5,327)
                                                          -----------------      -----------------
    Net cash from (used in) financing                               (95,082)                 3,912
                                                          -----------------      -----------------
Increase (decrease) in cash and cash equivalents                      4,191                (15,716)

Cash and cash equivalents:
   Beginning of period                                                  672                 20,154
                                                          -----------------      -----------------
   End of period                                          $           4,863      $           4,438
                                                          =================      =================











See Notes to Condensed Consolidated Financial Statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

         Reclassifications of prior year data have been made, where appropriate, to conform to the 1998 presentation.

(2)      DEBT:

         In compliance with Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced" (FAS 6), long-term debt as of June 30, 1998 includes $40 million of short-term borrowings in the form of affiliate notes payable. These affiliate notes payable represent notes payable to the Company's parent, GTE.

(3)      RECENT ACCOUNTING PRONOUNCEMENTS:

         Computer Software

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. The Company is currently assessing the impact of adopting SOP 98-1, and intends to implement as of January 1, 1999.

         Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet assessed the impact of adopting FAS 133.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits required by Item 601 of Regulation S-K.

               12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

               27     Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the second quarter of 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GTE Hawaiian Telephone Company Incorporated
                                   -------------------------------------------
                                                    (Registrant)

Date:      August 13, 1998                  /s/  Stephen L. Shore
     ------------------------      -------------------------------------------
                                                 Stephen L. Shore
                                                     Controller
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

   Exhibit
    Number                                Description
--------------   -------------------------------------------------------------

      12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

      27         Financial Data Schedule