Form 10-Q
period 1998-09-30
GTE HAWAIIAN TELEPHONE CO INC
filed 1998-11-12
CIK 46216

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934


               For the quarterly period ended: SEPTEMBER 30, 1998

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______


                         Commission File Number 2-33059


                         GTE HAWAIIAN TELEPHONE COMPANY
                                  INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   HAWAII                               99-0049500
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08, Irving, Texas             75038
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

         Registrant's telephone number, including area code 972-507-5000


                600 Hidden Ridge, HQE04B12 - Irving, Texas 75038
                 (Former name, former address and former fiscal
                       year, if changed since last report)


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

                                                             YES  [X]    NO  [ ]


The Company had 10,000,000 shares of $25 par value common stock outstanding at October 31, 1998. The Company's common stock is 100% owned by GTE Corporation.

================================================================================

PART I.  FINANCIAL INFORMATION

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)

                                              Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                              --------------------    --------------------
                                                1998        1997        1998        1997
                                              --------    --------    --------    --------
                                                           (Dollars in Millions)
REVENUES AND SALES
    Local services                            $   66.6    $   66.6    $  203.6    $  196.2
    Network access services                       43.5        38.8       134.1       123.8
    Toll services                                 14.9        13.8        42.7        46.9
    Other services and sales                      40.7        36.8       123.7       115.3
                                              --------    --------    --------    --------
       Total revenues and sales                  165.7       156.0       504.1       482.2
                                              --------    --------    --------    --------

OPERATING COSTS AND EXPENSES
    Cost of services and sales                    63.1        63.9       203.1       190.2
    Selling, general and administrative           26.5        27.6        83.8        91.0
    Depreciation and amortization                 28.5        28.7        87.4        91.3
                                              --------    --------    --------    --------
       Total operating costs and expenses        118.1       120.2       374.3       372.5
                                              --------    --------    --------    --------
OPERATING INCOME                                  47.6        35.8       129.8       109.7

OTHER (INCOME) EXPENSE
    Interest - net                                10.3         9.3        29.4        27.9
    Other - net                                   (1.2)       (0.2)       (2.1)       (0.7)
                                              --------    --------    --------    --------
INCOME BEFORE INCOME TAXES                        38.5        26.7       102.5        82.5
    Income taxes                                  12.5        16.5        33.7        37.0
                                              --------    --------    --------    --------
NET INCOME                                    $   26.0    $   10.2    $   68.8    $   45.5
                                              ========    ========    ========    ========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)

                                                   September 30,  December 31,
                                                       1998           1997
                                                   -------------  ------------
                                                      (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                       $      8.9    $      0.7
    Receivables, less allowances
      of $9.4 and $8.6                                   188.0         189.0
    Accounts receivable from affiliate                    25.5           2.5
    Note receivable from affiliate                         3.4          24.4
    Inventories and supplies                              12.7          15.0
    Prepaid taxes                                          3.2          16.3
    Other                                                  3.1           3.8
                                                    ----------    ----------
       Total current assets                              244.8         251.7
                                                    ----------    ----------

Property, plant and equipment, at cost                 2,055.9       2,019.2
Accumulated depreciation                              (1,207.4)     (1,173.9)
                                                    ----------    ----------
       Total property, plant and equipment, net          848.5         845.3
                                                    ----------    ----------

Prepaid pension costs                                    226.7         202.5
Other assets                                              19.2           6.6
                                                    ----------    ----------
Total assets                                        $  1,339.2    $  1,306.1
                                                    ==========    ==========



The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                   September 30,  December 31,
                                                       1998           1997
                                                   -------------  ------------
                                                      (Dollars in Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
    Short-term obligations,
      including current maturities                  $     74.4   $     99.7
    Accounts payable                                      48.3         35.1
    Affiliate payables                                    47.3         22.1
    Taxes payable                                          7.1          1.8
    Accrued interest                                       9.4         10.4
    Accrued payroll costs                                 29.0         26.4
    Dividends payable                                     13.5         10.8
    Other                                                 33.4         35.3
                                                    ----------   ----------
       Total current liabilities                         262.4        241.6
                                                    ----------   ----------

Long-term debt                                           468.2        510.2
Deferred income taxes                                    154.3        130.1
Deferred employee benefit obligations and other           47.1         58.5
                                                    ----------   ----------
       Total liabilities                                 932.0        940.4
                                                    ----------   ----------

Shareholder's equity
    Common stock (10,000,000 shares issued)              250.0        250.0
    Additional paid-in capital                            91.1         91.1
    Retained earnings                                     66.1         24.6
                                                    ----------   ----------
       Total shareholder's equity                        407.2        365.7
                                                    ----------   ----------
Total liabilities and shareholder's equity          $  1,339.2   $  1,306.1
                                                    ==========   ==========


The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                Nine Months Ended
                                                                   September 30,
                                                               --------------------
                                                                  1998       1997
                                                               --------    --------
                                                               (Dollars in Millions)
OPERATIONS
    Net income                                                 $   68.8    $   45.5
    Adjustments to reconcile net income to net cash
     from operations:
         Depreciation and amortization                             87.4        91.3
         Deferred income taxes                                     20.6        14.3
         Provision for uncollectible accounts                       9.5        11.3
         Changes in current assets and current liabilities         28.4       (78.9)
         Other - net                                              (45.4)      (22.1)
                                                               --------    --------
       Net cash from operations                                   169.3        61.4
                                                               --------    --------
INVESTING
    Capital expenditures                                          (90.5)      (98.1)
                                                               --------    --------
       Cash used in investing                                     (90.5)      (98.1)
                                                               --------    --------
FINANCING
    Long-term debt retired                                         (1.5)      (38.8)
    Dividends                                                     (24.7)      (15.1)
    Increase (decrease) in short-term obligations,
      excluding current maturities                                (44.4)       72.8
                                                               --------    --------
         Net cash from (used in) financing                        (70.6)       18.9
                                                               --------    --------

Increase (decrease) in cash and cash equivalents                    8.2       (17.8)

Cash and cash equivalents:
    Beginning of period                                             0.7        20.1
                                                               --------    --------
    End of period                                              $    8.9    $    2.3
                                                               ========    ========


The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Basis Of Presentation

GTE Hawaiian Telephone Company Incorporated (the Company) is incorporated under the laws of the State of Hawaii and is a subsidiary of GTE Corporation (GTE).

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

Note 2.  Recent Accounting Pronouncements

Employee Benefit Disclosures

In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful. The Company will provide the new disclosures in the 1998 Annual Report on Form 10-K. The adoption of SFAS No. 132 will have no impact on the consolidated results of operations or financial condition.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


Computer Software

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 defines internal-use software and requires that the cost of such software be capitalized and amortized over its useful life. Presently, the Company's practice is to capitalize initial operating system and certain application software and expense the cost of other software, including right-to-use fees. The Company is currently assessing the impact of capitalizing and amortizing the cost of all types of internal-use software as required by SOP 98-1, effective January 1, 1999.

Costs of Start-Up Activities

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" to provide guidance to all non-governmental entities on financial reporting of costs of start-up activities. SOP 98-5 must be adopted no later than January 1, 1999, and requires that costs of start-up activities be expensed as incurred instead of being capitalized and amortized. It applies to start-up activities and costs of organization of both development stage and established operating entities. Based on the Company's current policy for costs of start-up activities, SOP 98-5 will not have an impact on the consolidated results of operations or financial condition.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is assessing the impact of adopting SFAS No. 133 and intends to implement as of January 1, 2000.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations


RESULTS OF OPERATIONS
(Dollars in Millions)          Nine Months Ended
                                 September 30,
                               -----------------      Increase     Percent
                                1998       1997      (Decrease)     Change
                               -------   -------     ----------    -------
    Net income                 $  68.8   $  45.5      $    23.3       51%


Net income increased primarily as a result of higher revenues and lower income taxes.

REVENUES AND SALES
(Dollars in Millions)          Nine Months Ended
                                  September 30,
                               -----------------      Increase     Percent
                                 1998       1997     (Decrease)    Change
                               -------   -------     ----------    -------
Local services                 $ 203.6   $ 196.2     $      7.4       4%
Network access services          134.1     123.8           10.3       8%
Toll services                     42.7      46.9           (4.2)     (9)%
Other services and sales         123.7     115.3            8.4       7%
                               -------   -------     ----------
  Total revenues and sales     $ 504.1   $ 482.2     $     21.9       5%
                               =======   =======     ==========

Local Services Revenues

Access lines grew 5% over the third quarter in 1997, resulting in additional revenues of $3.5 million from basic local services and $2.6 million from Integrated Services Digital Network and Digital Channel Services.

Network Access Services Revenues

The increase in network access services revenues for the nine months ended September 30, 1998, compared to the same period in 1997, was primarily the result of increased access rates for dedicated private lines. Minutes of use increased 6%, which generated $3.8 million of additional revenues. Special access revenues grew $4.2 million due to greater demand for increased bandwidth by high-capacity users. Revenues decreased $7.3 million as a result of interstate access rate changes from the 1997 Federal Communications Commission
(FCC) price cap (for further information on access charges see "FEDERAL REGULATORY DEVELOPMENTS - Interstate Access Revision").

Toll Services Revenues

Toll services revenues decreased for the nine months ended September 30, 1998, compared to the same period in 1997, primarily due to a decline in domestic toll volumes resulting from continued competition with long-distance carriers

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


authorized to provide inter-island toll service on a 10-10-XXX basis and 1+ presubscription basis. Additionally, the impacts of inter-island toll price reductions, which were effective May 7, 1997, contributed to the decline in toll services revenues.

Other Services and Sales Revenues

Other services and sales revenues increased for the nine months ended September 30, 1998, compared to the same period in 1997, primarily as a result of a $2.7 million increase related to the FCC's order increasing payphone compensation from interexchange carriers (IXCs) and a $1.8 million increase in equipment sales. (For further information on payphone compensation see "FEDERAL REGULATORY DEVELOPMENTS - Payphone Orders"). Higher billing and collection services and rent revenues also contributed to the increase.



OPERATING COSTS AND EXPENSES
(Dollars in Millions)                    Nine Months Ended
                                           September 30,
                                         -----------------      Increase     Percent
                                           1998      1997      (Decrease)    Change
                                         -------   -------     ----------    -------
Cost of services and sales               $ 203.1   $ 190.2     $     12.9       7%
Selling, general and administrative         83.8      91.0           (7.2)     (8)%
Depreciation and amortization               87.4      91.3           (3.9)     (4)%
                                         -------   -------     ----------
  Total operating costs and expenses     $ 374.3   $ 372.5     $      1.8       1%
                                         =======   =======     ==========

Total operating costs and expenses increased slightly for the nine months ended September 30, 1998, compared to the same period in 1997. Pension settlement gains recorded in the third quarter of 1997 contributed $5.1 million to the increase in operating costs and expenses for the nine months ended September 30, 1998, compared to the same period in 1997. Depreciation expense decreased primarily as a result of a change in the estimated net salvage values related to certain telephone plant and equipment, which became effective in the third quarter of 1997.


OTHER INCOME STATEMENT ITEMS

Interest-net increased 5% or $1.5 million for the nine months ended September 30, 1998, compared to the same period in 1997. The increase is primarily attributable to incurred expense related to 1998 computer lease contracts and increases in average outstanding debt balances.

Income taxes decreased 9% or $3.3 million for the nine months ended September 30, 1998, compared to the same period in 1997. This decrease is primarily due to tax adjustments made in 1997, partially offset by an increase in pretax income.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

FEDERAL REGULATORY DEVELOPMENTS

Interstate Access Revision

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $7.4 million. In December 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access revenue reductions of approximately $1.8 million annually. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long-distance carriers and implemented new per-line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges of $6.9 million paid by long-distance carriers were offset by $6.5 million of new per-line charges and the charges paid by end-user customers. Effective July 1, 1998, access charges were further reduced by $9.3 million annually in compliance with FCC requirements to reflect the impacts of access charge reform.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which local and long-distance companies charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's decisions in this order before the Eighth Circuit Court of Appeals based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act of 1996 (TA96), and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit announced its decision on the multiple appeals of the FCC Access Reform Order. The opinion denies all of the petitions for review of the access charge order. The Company is considering its options.

In October 1998, the FCC began a proceeding to "refresh the record" used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its "market based" access charge reform approach, or to adopt a "prescriptive" approach.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Universal Service

In May 1997, the FCC released a decision relating to implementation of the TA96's provision on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the TA96 to develop a sufficient, explicit and competitively neutral universal service program. Oral argument is scheduled for December 1998. A final decision on the appeal is expected to be issued by mid-1999.

In its Order on Reconsideration dated July 13, 1998, the FCC referred some key issues back to the Federal-State Joint Board (the Board) on universal service. The Board's recommendations are due in the fourth quarter of 1998. In its October 22, 1998 Order, the FCC selected a "synthesis" model platform for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. The implementation date of the new universal service mechanism for non-rural carriers was moved to July 1999. The Company is assessing the Order and its options.

The Eighth Circuit Court ruling on FCC access reform (see previous discussion of "Interstate Access Revision") also impacts universal service. Specifically, the FCC is not required to eliminate all implicit subsidies before the explicit universal service mechanism is implemented in July 1999.

Payphone Orders

On June 4, 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the TA96. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including credit card and toll-free calls for which PSPs were not previously compensated.

Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Order and Report mentioned above. In this second order, the FCC established a new per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning October 9, 1997.

On April 3, 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. GTE will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap local exchange carriers (LECs) by adopting a productivity offset of 6.5%. This matter is before the FCC as discussed above.

In June 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review is whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year. Associated with the FCC's current activity to "refresh the record" for access reform discussed above, the FCC will decide whether the 6.5% productivity offset should be changed.

STATE REGULATORY DEVELOPMENTS

Communications Infrastructure

In April 1998, the Public Utilities Commission (PUC) of the State of Hawaii (the State) adopted an AT&T model as the State's cost study for calculating federal universal service high cost support. The PUC ordered AT&T to modify this model to comply with the FCC guidelines. The Company filed a motion with the PUC requesting that the Company be allowed to provide the input values to any model submitted to the FCC for calculating federal universal service support and requesting an opportunity to review and comment on AT&T's model which had been previously submitted. The PUC denied the Company's motion and submitted the AT&T model to the FCC. The Company filed comments and reply comments with the FCC in June and July 1998, respectively. The FCC cost model decision referred to above may affect this matter.

Arbitration Activity

In November 1997, Western Wireless Corporation (WWC) filed a motion to compel the Company to implement arbitrated interconnection rates, to provide sanctions of $6.8 million for alleged failure to comply with the orders issued by the PUC in its arbitration docket and to suspend the Standard Billing Agreement. In January 1998, the PUC denied WWC's motion. In March 1998, the PUC denied WWC's motion for reconsideration of the January 1998 decision.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

In May 1998, TelHawaii filed a petition for arbitration which identified unbundled loops, subloop unbundling, collocation and number portability as issues requiring arbitration. The Company filed its response to the petition in June 1998. The PUC specified the list of issues in August 1998, and briefs and reply briefs were filed in September 1998. The PUC ruled in the Company's favor.

Rural Service Plans

Briefs were filed in April 1998 related to the petitions filed by rural area communities to determine the adequacy of the telecommunications services provided by the Company in the South Kona and Puna districts of the island of Hawaii. In June 1998, the PUC issued an order granting a motion by TelHawaii to compel the Company to transfer its assets in Ka'u to TelHawaii but denied TelHawaii's request for civil penalties against the Company. In July 1998, the First Circuit Court stayed the order, pending resolution of a motion for reconsideration and/or motion for stay that the Company must file with the PUC. The PUC issued an order in July 1998 denying the Company's motion for reconsideration. A reconsideration of the July 1998 denial was denied in September 1998. The First Circuit Court entered oral argument on the Company's appeal in September 1998.

International Services

In July 1997, the Commonwealth of the Northern Mariana Islands (CNMI) served by Micronesian Telephone Company (MTC), a subsidiary of the Company, was incorporated into the North American Numbering Plan under the 670 area code. This area code was CNMI's former country code. With this change, MTC's customers for the first time are able to dial anywhere within the United States on a 1+ basis instead of the 011+ international access. In addition, customers were able to dial toll-free numbers nationwide. In August 1997, the CNMI was integrated into the U.S. domestic rate structure.

Local Payphone Rates

The Company increased local payphone call rates, effective October 1998, from $.25 to $.35 per phone call. Telephone companies in most other states now charge $.35 for local payphone calls. This rate change reflects the Company's first increase since 1986.


RECENT DEVELOPMENTS

Proposed GTE/Bell Atlantic Merger

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies in a merger of equals transaction. Under terms of the definitive agreement, which was unanimously

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


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

Property Repositioning

In April 1998, GTE announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2 billion to $3 billion by selling non-strategic or under-performing operations and plans to reduce annual costs by more than $500 million through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. This announcement is expected to have no impact on the Company, however, GTE's management is currently assessing its options and, as decisions are finalized regarding the sale of non-strategic operations and cost reductions, the Company could be affected.

General Excise Use Tax

The State is currently engaged in a general excise use tax audit of the Company. The Company implements a specific allocation methodology to distribute interstate revenue and income to taxable and non-taxable categories for computation of general excise use taxes. It is probable that the State will take exception to the Company's allocation methodology during their audit of years 1992-1994. At year-end 1997, the State assessed $12 million for unpaid taxes, which the Company challenged in audit negotiations. Since then, the Company has analyzed the auditor's position in the notice of assessment, and believes that it has a reasonable argument that the access charges for interstate long-distance calls should be characterized as wholesale items subject to the reduced 0.5% tax rate, instead of the 4% general excise tax rate. The Company is currently awaiting issuance of a written statement of the State's position from its technical branch.


YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact the telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

systems and infrastructure, GTE also depends on certain, material external supplier products that it must verify as Year 2000 compliant in their condition of use. GTE's program methodology is very similar to the General Accounting Office (GAO) methodology and in 1997, GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that its core operations and essential functions will be ready for the millennium transition.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) legacy software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 4) systems that support GTE's physical infrastructure, financial operations and facilities.

Corporate wide, essential remediation was approximately 63% complete as of September 30, 1998. In addition to the essential remediation budget, GTE has set aside funds equivalent to 12% of GTE's overall Year 2000 budget. These funds are planned for program closeout and verification in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 69% of GTE's digital access lines are already operational using Year 2000 compliant central office switches. Additionally, over 75% of GTE's legacy software has been remediated. Over the next nine months GTE's focus will be the deployment of these systems throughout operations and the testing of those systems under actual operating conditions.

Using the nomenclature of the GAO, GTE's Year 2000 program can be characterized as follows: Management, including transition into the Year 2000, is 43% complete, with a projected end date of March 2000; Awareness is approximately 60% complete and is expected to continue until June 1999; System Assessment is approximately 62% complete and is expected to be completed by December 1998; System Renovation, including supplier products, is approximately 76% complete, with intended completion by December 1998 for essential functions; Validation, including enterprise testing in operational environments, is 44% complete, with an expected completion in June 1999; and Implementation, including regional deployment, is 63% complete, with an expected completion in June 1999.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

In summary, compliant product rollout (deployment) and enterprise testing of GTE's telecommunications-related businesses, including national and international interoperability and verification, are presently expected to be complete by the end of June 1999. Due to its relatively recent acquisition of BBN Corporation, GTE's data initiative is presently targeting completion of its key infrastructure systems by the end of September 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000-compliant products and services from external suppliers. Approximately 1,450 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of September 30, 1998, Year 2000-compliant versions, or suitable alternatives, for 53% of these vital supplier products have been provided. GTE presently expects that by December 31, 1998, Year 2000-compliant versions, or suitable alternatives, of third-party supplier products for GTE's critical or major legacy and support systems will have been delivered.

Use of Independent Verification and Validation

GTE's Year 2000 program management office has established a corporate-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of legacy applications and third-party supplier products. Separately, GTE's corporate internal and external auditors conduct periodic reviews of each business unit's Year 2000 activities and report significant findings, if any, to business unit and corporate management.

Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 Program is approximately $370 million. Through September 30, 1998, expenditures totaled $177 million. Year 2000 remediation costs are expensed in the year incurred. These expenditures constitute approximately 6% of the 1998 IT budget and are projected to be approximately 4% of the 1999 IT budget. The current estimate for the cost of remediation for the Company is approximately $9.7 million. Through September 30, 1998, expenditures totaled $4.2 million. GTE has not elected to replace, or to accelerate the schedule of a planned replacement of, systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both corporate employees and contractors). Approximately 12% of these full-time equivalent workers are engaged in all aspects of program management; 30% are engaged in legacy system conversion; 25% are involved in external supplier management; 30% are involved in testing at all levels; and 3% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 78% of GTE's program effort involves U.S. domestic operations of all types. Twenty-two percent (22%) of the effort is dedicated to GTE's international operations.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Risks of Year 2000 Issues

GTE has begun to examine the risks associated with its "most reasonably likely worst case Year 2000 scenarios". To date, GTE has no indication that any specific function or system is so deficient in technical progress as to threaten GTE's present schedule. GTE's program and plans currently indicate a compliant network infrastructure to be deployed by the end of June 1999. A general, unspecific, schedule shift that would erode progress beyond January 1, 2000, cannot reasonably be calculated. If, however, there were a schedule delay lasting no more than six months, such schedule erosion would likely affect only nonessential systems due to the prioritization of work schedules.

Other scenarios might include a possible but presently unforeseen failure of key supplier or customer business processes or systems. This situation could conceivably persist for some months after the millennium transition and could lead to possible revenue losses. GTE's present assessment of its key suppliers and customers does not indicate that this scenario is likely.

To date, GTE has not encountered any conditions requiring tactical contingency planning to its existing Year 2000 program; however, contingency planning for business and network operations and customer contact during 1999 and 2000 is ongoing.

GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. Under consideration are: "follow-the-sun" time-zone impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high priority recovery support, plans for key personnel availability, command structures, and contingency traffic routing; and plans for round-the-clock, on-call repair teams.


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Information contained in this Management's Discussion and Analysis with respect to expected financial results and future events and trends is forward-looking, based on the Company's estimates and assumptions and is subject to risks and uncertainties. For those statements, the Company claims

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of pending and potential future federal, state and local regulatory initiatives and proceedings, and judicial review of those initiatives and proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; (5) the success and expense of our remediation efforts and those of our suppliers, customers and all interconnecting carriers in achieving Year 2000 compliance; and (6) the success of new GTE products, services and businesses such as bundled services through marketing and sales initiatives.

PART II.  OTHER INFORMATION

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits required by Item 601 of Regulation S-K.

          12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          27   Financial Data Schedule

    (b) The Company filed no reports on Form 8-K during the third quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GTE Hawaiian Telephone Company
                                                    Incorporated
                                          ------------------------------
                                                   (Registrant)

Date:  November 12, 1998                      /s/ Stephen L. Shore
       -----------------                  ------------------------------
                                                  Stephen L. Shore
                                                     Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                          Description
-------     ------------------------------------------------------
  12        Statement re: Calculation of the Consolidated Ratio of
            Earnings to Fixed Charges

  27        Financial Data Schedule