Form 10-K405
period 1998-12-31
GTE HAWAIIAN TELEPHONE CO INC
filed 1999-03-31
CIK 46216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended: DECEMBER 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company had 10,000,000 shares of $25 Par value common stock outstanding at February 28, 1999. The Company's common stock is 100% owned by GTE Corporation.

The Company meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

PART I

Item 1.  Business

GTE Hawaiian Telephone Company Incorporated (the Company) (formerly Hawaiian Telephone Company) was incorporated under the laws of the Kingdom of Hawaii in 1883. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in Hawaii and in the Pacific and Asia.

The Company has three wholly-owned subsidiaries: GTE Hawaiian Tel Insurance Company Incorporated, GTE Hawaiian Tel International Incorporated and The Micronesian Telecommunications Corporation (MTC). GTE Hawaiian Tel Insurance Company Incorporated provides auto liability, general liability and workers' compensation insurance to the Company on a direct basis. GTE Hawaiian Tel International Incorporated provides international telecommunications service in Hawaii. MTC, which is headquartered in Saipan in the Commonwealth of the Northern Mariana Islands (CNMI), provides local telecommunications services on the islands of Saipan, Tinian and Rota. In addition, GTE Pacifica Incorporated (Pacifica), which is a wholly-owned subsidiary of MTC, provides long-distance services in the CNMI.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. The Company provides local telephone service on each island in Hawaii and provides intraLATA (Local Access and Transport Area) toll service among the islands. InterLATA toll services between Hawaii and domestic points within the United States are provided by long-distance carriers (IXCs) which connect the Company's local facilities for call origination and termination. The IXCs are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long-distance service. The Company also provides toll service between Hawaii and international termination points in competition with international carriers. These international revenues are settled between the Company and international carriers through revenue sharing arrangements. The Company earns other revenues by providing such services as billing and collection and operator services to IXCs. At December 31, 1998, the Company served 902,306 access lines in Hawaii and 22,579 access lines on the islands of Saipan, Tinian and Rota.

At December 31, 1998, the Company had 2,798 employees.

The Company has written agreements with the International Brotherhood of Electrical Workers (IBEW) covering substantially all non-management employees. The agreement with MTC expired on January 9, 1999, and a new agreement has been negotiated. The primary agreement expires August 31, 1999. No significant problems are expected in reaching a new agreement.


REGULATORY AND COMPETITIVE TRENDS

The Company is regulated by the Public Utilities Commission (PUC) of the state of Hawaii for its intrastate business operations, the Commonwealth Utilities Corporation (CUC) of the CNMI for MTC's local operations and the FCC for GTE Hawaiian Tel International Incorporated and Pacifica, which provide interstate and international telecommunications service.

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

INTERSTATE SERVICES

The Company has finalized interconnection agreements with various competitive local exchange carriers (LECs). A number of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. The Company challenged a number of such agreements in 1997. The Company's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, which had been previously reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the merits. On the other hand, the Supreme Court vacated the FCC rules requiring incumbent LECs to provide unbundled network elements (UNEs) to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered and under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, the Company will continue to provide individual UNEs under existing interconnection agreements.

Interstate Access Revision

Access charge reform continued to be a major issue in 1998. Effective January 1998, the FCC altered the structure of access charges that the Company collects by reducing and restructuring the per minute charges paid by IXCs and implementing new per-line charges. The FCC also created an access charge structure that resulted in different access charges for primary and secondary residential access lines and single and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges paid by IXCs were intended to be offset by new per-line charges and the charges paid by end-user customers. Effective July 1998, access charges were further reduced in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1998 Annual Filing. Similar filings during 1997 had already resulted in annual price reductions.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which LECs and IXCs charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's May 1997 Access Reform Order before the Eighth Circuit based on the premise that the FCC did not eliminate the universal service subsidies hidden within interstate access charges (as directed by the Telecommunications Act), and the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit denied all of the petitions for review of the Access Reform Order.

In October 1998, the FCC began a proceeding to refresh the record used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its market-based access charge reform approach, or to adopt a prescriptive approach. In addition, the FCC will decide whether the 6.5% productivity offset should be changed. An order is expected to be released prior to July 1999.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the Telecommunications Act's provisions on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral arguments were held in December 1998. A final decision on the appeal is expected in 1999.

In its Order on Reconsideration of the May 1997 decision dated July 1998, the FCC referred some key issues back to the Federal-State Joint Board (Joint Board) on universal service. The Joint Board issued its Second Recommended

Decision in November 1998. The recommendations were generic in nature and require further development. Comments and reply comments on the Joint Board's recommendations were filed in late December 1998 and January 1999, respectively. An order from the FCC is expected in the second quarter of 1999, which may reject or change the Joint Board's recommendations.

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for non-rural carriers to July 1999. The Company filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

Payphone Orders

In June 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for calls for which they were not previously compensated originating from payphones, including credit card and toll-free calls.

Subsequently, in October 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Order and Report mentioned above. In this second Order, the FCC established a new non-coin per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning in October 1997. In February 1999, after a court remand, the FCC ordered a new per-call rate of
24.0 cents for compensation that all PSPs were eligible to receive beginning in the second quarter of 1999. GTE will appeal the order.

In April 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. The Company will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. In June of 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review was whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year.

Advanced Data Service

In August 1998, the FCC released a Memorandum Opinion and Order finding that the pro-competitive provisions of the Telecommunications Act apply equally to advanced services and to circuit-switched voice services. In comments filed in September 1998, GTE outlined a comprehensive plan to rapidly deploy advanced data services, such as asymmetric digital subscriber line (ADSL) service, in a framework that permits real competition between incumbents and competitors. The matter is pending before the FCC. In October 1998, the FCC found in favor of GTE's position that ADSL service is interstate in nature and properly tariffed at the federal level. The FCC specifically concluded that traffic to an Internet Service Provider (ISP) does not terminate at the ISP local server but continues on to the ultimate destination or destinations at distant interstate or international websites accessed by the end user.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order regarding cost recovery for the deployment of local number portability (LNP). This order follows the FCC's Third Report and Order, which determined that carriers may recover carrier specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge beginning no earlier than February 1999. GTE filed a LNP tariff and instituted an end-user number portability fee per line, which began appearing on customer bills after February 1, 1999. The FCC is investigating the costs supporting the filing.

Internet Service Traffic

On February 25, 1999, the FCC adopted an order finding that dial-up ISP-bound traffic is largely interstate based on a traditional examination of the end-to-end nature of the communication. In this ruling the FCC made it clear that its actions will not subject the Internet to regulation or eliminate the current Enhanced Service Provider exemption. The order stated that in the absence of a federal rule that existing state arbitration decisions on the issue may be appropriate under certain conditions. GTE is currently reviewing its existing contracts and FCC orders and will take further action as necessary. The order also contained a Notice of Proposed Rulemaking to consider the appropriate compensation for this traffic in the future. GTE has appealed the FCC's conclusion that it does not have to set a rate after it finds the traffic to be jurisdictionally interstate.

Further information regarding the Company's activities with the various state regulatory agencies is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "REGULATORY AND COMPETITIVE TRENDS-INTRASTATE SERVICES".


OTHER DEVELOPMENTS

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals.

During the first quarter of 1999, GTE continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated voluntary and involuntary employee separation programs that will result in a one-time charge for GTE during the first quarter of 1999. The amount of the charge is not yet determinable since it will depend on the level of voluntary separations. The components of the charge will include separation and related benefits such as outplacement and benefit continuation costs and the cost of assets or facilities that will no longer be used by GTE. The impact of this announcement on the Company is unknown at this time.


ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.


Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the state of Hawaii and on the islands of Saipan, Tinian and Rota, are generally in good operating condition and are adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1994 to December 31, 1998, the Company made capital expenditures of $689.5 million for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 34% of gross plant of $2.0 billion at December 31, 1998.

Item 3.  Legal Proceedings

There are no pending legal proceedings which would have a material impact on the Company's consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

This item has been omitted in accordance with the relief provisions under General Instruction I (2) of Form 10-K.

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

SHAREHOLDER SERVICES
BankBoston, N.A., Transfer Agent and Registrar for GTE and the Company's common stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o   Account information                           o    Statements and reports
o   Dividends                                     o    Change of address
o   Market prices                                 o    Lost certificates
o   Transfer instructions

Shareholders may call toll-free at 800/225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 781/575-2990.

Or write to:  BankBoston, N.A., c/o EquiServe, L.P., P.O. Box 8031, Boston, MA
              02266-8031

Shareholders with e-mail addresses can send inquiries to http://www.equiserve.com

For overnight delivery services, use the following address:

         BankBoston, N.A.
         c/o EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Mail Stop 4502-60
         Canton, MA 02021

The BankBoston, N.A. address where shareholders, banks and brokers may deliver certificates:

         Securities Transfers and Reporting Services
         100 William St., Galleria
         New York, NY 10038

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1998 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call 800/225-5160.

INFORMATION VIA THE INTERNET
World Wide Web users can access information about GTE at:  http://www.gte.com

OTHER SECURITIES
Questions regarding the bonds, debentures and preferred securities of the Company should be directed to Treasury Department - Capital Markets, GTE Corporation, 1255 Corporate Drive, Irving, TX 75038, or call 972/507-5038.

PRODUCTS AND SERVICES HOTLINE
Shareholders may call 800/828-7280 to receive information concerning GTE products and services.

DIVERSITY AT GTE
The Company and GTE strive to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the GTE Corporate Secretary's Office.

Item 6.  Selected Financial Data

This item has been omitted in accordance with the relief provisions under General Instruction I (2) of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Abbreviated pursuant to General Instruction I(2).)

BUSINESS OPERATIONS

The Company, a wholly-owned subsidiary of GTE Corporation (GTE), provides a full range of telecommunications products and services in Hawaii and in the Pacific and Asia. The Company has three wholly-owned subsidiaries. GTE Hawaiian Tel Insurance Company Incorporated provides auto liability, general liability and workers' compensation insurance to the Company on a direct basis. GTE Hawaiian Tel International Incorporated provides international telecommunications service in Hawaii. The Micronesian Telecommunications Corporation (MTC) is headquartered in Saipan in the Commonwealth of the Northern Mariana Islands (CNMI) and provides local telecommunications services on the islands of Saipan, Tinian and Rota. In addition, GTE Pacifica Incorporated (Pacifica), which is a wholly-owned subsidiary of MTC, provides long-distance services in the CNMI. At December 31, 1998, the Company served 924,885 access lines in its service territories.


RESULTS OF OPERATIONS
(Dollars in Millions)

                                      Years Ended December 31,
                                      -----------------------                   Percent
                                         1998          1997       Increase     Change
                                      ---------     ---------   -----------   ----------
    Net income                        $    72.9     $    61.0   $   11.9            20%

Net income increased primarily as a result of revenue growth, partially offset by an increase in the cost of services and sales.


REVENUES AND SALES
(Dollars in Millions)

                                      Years Ended December 31,
                                      -----------------------     Increase      Percent
                                         1998          1997      (Decrease)     Change
                                      ---------     ---------   -----------   ----------
    Local services                    $   277.0     $   267.7     $  9.3             3%
    Network access services               177.4         162.7       14.7             9%
    Toll services                          56.6          61.3       (4.7)           (8)%
    Other services and sales              160.3         150.7        9.6             6%
                                      ---------     ---------     ------

      Total revenues and sales        $   671.3     $   642.4     $ 28.9             4%
                                      =========     =========     ======

Local Services Revenues

Local services revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Access line growth of 2% in 1998, generated additional revenues of $4.6 million from basic local services and Integrated Services Digital Network and Digital Channel Services. Additionally, continued growth in demand for custom calling features, such as SmartCall(R), contributed $4.2 million to the increase in local services revenues.

Network Access Services Revenues

Network access services revenues are based on fees charged to long-distance carriers (IXCs) that use the Company's local-exchange network in providing long-distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long-distance service. Cellular service providers and other local-exchange carriers (LECs) also pay access charges for cellular and intraLATA (Local Access and Transport Area) toll calls transported by the Company. Increased demand for access services by IXCs resulted in 9% growth in minutes of use over 1997, which generated $7.7 million of additional revenues. Demand for increased bandwidth by high-capacity users increased special access revenues by $7.5 million. Additionally, revenues increased approximately $9.0 million as a result of increased access rates for dedicated private lines. These increases were partially offset by a decrease of $8.5 million resulting from interstate access rate changes from the FCC's 1998 and 1997 price cap filings (for further information on access charges see "REGULATORY AND COMPETITIVE TRENDS-INTERSTATE SERVICES").

Toll Services Revenues

The Company provides intraLATA toll service among the islands. The Company also provides international toll service between Hawaii and international termination points in competition with international carriers. These international revenues are settled between the Company and international carriers through revenue sharing arrangements. Toll service revenues declined primarily due to lower domestic toll volumes resulting from continued competition with IXCs authorized to provide intraLATA toll services. Additionally, the impacts of intraLATA toll price reductions, which were effective in May 1997, contributed to the decline in toll services revenues.

Other Services and Sales Revenues

The increase in other services and sales revenues is primarily attributable to an increase of $5.6 million in rent revenues, equipment sales revenues, and billing and collection revenues. An FCC order increasing payphone compensation from IXCs also contributed $1.0 million to the increase. For further information on payphone compensation see "REGULATORY AND COMPETITIVE TRENDS-INTERSTATE SERVICES".


OPERATING COSTS AND EXPENSES
(Dollars in Millions)

                                                    Years Ended December 31,
                                                    ------------------------    Increase        Percent
                                                       1998           1997     (Decrease)       Change
                                                    ----------     ---------  ------------    ----------
    Cost of services and sales                      $    287.5     $   262.2    $  25.3          10%
    Selling, general and administrative                  120.7         118.7        2.0           2%
    Depreciation and amortization                        115.5         121.4       (5.9)         (5)%
                                                    ----------     ---------    -------

      Total operating costs and expenses            $    523.7     $   502.3    $  21.4           4%
                                                    ==========     =========    =======

Switch software right-to-use fees contributed $7.5 million to the overall increase in total operating costs and expenses. Expenses in 1998 were also higher than 1997 by $5.9 million, due to the impact of pension settlement gains recorded in 1997 to reflect lump-sum payments from the Company's benefit plan. Additionally, a change in the accounting of Universal Service Fund (USF) settlements, as well as the new USF order, which established the support mechanisms to ensure availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers, contributed $4.3 million to the increase. Increased plant maintenance expenses also contributed approximately $9.0 million to the overall increase. These increases were partially offset by a decrease in depreciation expense, which was primarily the result of lower depreciation rates, reflecting higher net salvage values of certain telephone plant and equipment that went into effect in the third quarter of 1997.

OTHER INCOME STATEMENT ITEMS

(Dollars in Millions)

                                 Years Ended December 31,
                              --------------------------------    Increase      Percent
                                  1998            1997           (Decrease)      Change
                              -----------      -----------    --------------  ------------
    Interest - net            $      41.6      $      37.5     $       4.1            11%
    Other - net                      (3.1)            (0.7)           (2.4)           --
    Income taxes                     36.2             42.3            (6.1)          (14)%


The increase in interest - net is primarily attributable to expenses related to 1998 computer lease contracts and increases in average outstanding debt balances.

The change in other - net is primarily attributable to an increase in income from the Company's wholly-owned subsidiary, GTE Hawaiian Tel Insurance Company Incorporated.

The decrease in income tax expense is primarily due to a decrease in permanent differences and tax adjustments, partially offset by an increase in pretax income.


REGULATORY AND COMPETITIVE TRENDS

The Company is regulated by the Public Utilities Commission (PUC) of the state of Hawaii for its intrastate business operations, the Commonwealth Utilities Corporation (CUC) of the CNMI for MTC's local operations and the FCC for GTE Hawaiian Tel International Incorporated and Pacifica, which provide interstate and international telecommunications service.

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

INTERSTATE SERVICES

The Company has finalized interconnection agreements with various competitive LECs. A number of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. The Company challenged a number of such agreements in 1997. The Company's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, which had been previously reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the merits. On the other hand, the Supreme Court vacated the FCC rules requiring incumbent LECs to provide unbundled network elements (UNEs) to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered and under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, the Company will continue to provide individual UNEs under existing interconnection agreements.

Interstate Access Revision

Access charge reform continued to be a major issue in 1998. Effective January 1998, the FCC altered the structure of access charges that the Company collects by reducing and restructuring the per minute charges paid by IXCs and implementing new per-line charges. The FCC also created an access charge structure that resulted in different access charges for primary and secondary residential access lines and single and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges paid by IXCs were intended to be offset by new per-line charges and the charges paid by end-user customers. Effective July 1998, access charges were further reduced in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1998 Annual Filing. Similar filings during 1997 had already resulted in annual price reductions.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which LECs and IXCs charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's May 1997 Access Reform Order before the Eighth Circuit based on the premise that the FCC did not eliminate the universal service subsidies hidden within interstate access charges (as directed by the Telecommunications Act), and the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit denied all of the petitions for review of the Access Reform Order.

In October 1998, the FCC began a proceeding to refresh the record used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its market-based access charge reform approach, or to adopt a prescriptive approach. In addition, the FCC will decide whether the 6.5% productivity offset should be changed. An order is expected to be released prior to July 1999.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the Telecommunications Act's provisions on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral arguments were held in December 1998. A final decision on the appeal is expected in 1999.

In its Order on Reconsideration of the May 1997 decision dated July 1998, the FCC referred some key issues back to the Federal-State Joint Board (Joint Board) on universal service. The Joint Board issued its Second Recommended Decision in November 1998. The recommendations were generic in nature and require further development. Comments and reply comments on the Joint Board's recommendations were filed in late December 1998 and January 1999, respectively. An order from the FCC is expected in the second quarter of 1999, which may reject or change the Joint Board's recommendations.

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for non-rural carriers to July 1999. The Company filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

Payphone Orders

In June 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for calls for which they were not previously compensated originating from payphones, including credit card and toll-free calls.

Subsequently, in October 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Order and Report mentioned above. In this second Order, the FCC established a new per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning in October 1997. In February 1999, after a court remand, the FCC ordered a new per-call rate of 24.0 cents for compensation that all PSPs were eligible to receive beginning in the second quarter of 1999. GTE will appeal the order.

In April 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. The Company will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. In June of 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review was whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year.

Advanced Data Service

In August 1998, the FCC released a Memorandum Opinion and Order finding that the pro-competitive provisions of the Telecommunications Act apply equally to advanced services and to circuit-switched voice services. In comments filed in September 1998, GTE outlined a comprehensive plan to rapidly deploy advanced data services, such as asymmetric digital subscriber line (ADSL) service, in a framework that permits real competition between incumbents and competitors. The matter is pending before the FCC. In October 1998, the FCC found in favor of GTE's position that ADSL service is interstate in nature and properly tariffed at the federal level. The FCC specifically concluded that traffic to an Internet Service Provider (ISP) does not terminate at the ISP local server but continues on to the ultimate destination or destinations at distant interstate or international websites accessed by the end user.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order regarding cost recovery for the deployment of local number portability (LNP). This order follows the FCC's Third Report and Order, which determined that carriers may recover carrier specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge beginning no earlier than February 1999. GTE filed a LNP tariff and instituted an end-user number portability fee per line, which began appearing on customer bills after February 1, 1999. The FCC is investigating the costs supporting the filing.

Internet Service Traffic

On February 25, 1999, the FCC adopted an order finding that dial-up ISP-bound traffic is largely interstate based on a traditional examination of the end-to-end nature of the communication. In this ruling the FCC made it clear that its actions will not subject the Internet to regulation or eliminate the current Enhanced Service Provider exemption. The order stated that in the absence of a federal rule that existing state arbitration decisions on the issue may be appropriate under certain conditions. GTE is currently reviewing its existing contracts and FCC orders and will take further action as necessary. The order also contained a Notice of Proposed Rulemaking to consider the appropriate compensation for this traffic in the future. GTE has appealed the FCC's conclusion that it does not have to set a rate after it finds the traffic to be jurisdictionally interstate.

INTRASTATE SERVICES

In April 1998, the PUC of the State of Hawaii (the State) adopted an AT&T model as the State's cost study for calculating federal universal service high cost support. The PUC noted that the AT&T model did not comply with the FCC's requirements and ordered AT&T to modify and resubmit the model with modifications to bring the model into compliance. The Company filed a motion with the PUC requesting that the Company be allowed to provide the input values to any model submitted to the FCC for calculating federal universal service support and requesting an opportunity to review and comment on AT&T's model which had been previously submitted. The PUC denied the Company's motion and submitted the AT&T model to the FCC. The Company filed comments and reply comments with the FCC in June and July 1998, respectively, concerning the AT&T model submitted by the PUC. The FCC cost model decision referred to above may affect this matter.

In January 1999, the PUC issued a decision and order establishing rules and procedures for a framework that will govern telecommunications competition in Hawaii. Some of the order's significant rulings are: (1) the Company must offer its retail services to other telecommunications providers at a fifteen percent discount, (2) all local telecommunications providers will contribute to support a universal service fund, (3) the Company must offer unbundled prices for various elements of its network, and (4) compensation will be provided to transport and terminate local calls, including calls for all ISPs. The Company has appealed this decision given the UNE rates found proper by the PUC among other matters. The Company is also seeking further relief on the ISP determination given the FCC's ruling.

Briefs were filed in April 1998 related to the petitions filed by rural area communities to determine the adequacy of the telecommunications services provided by the Company in the South Kona and Puna districts of the island of Hawaii. An order from the PUC is pending. In June 1998, the PUC issued an order granting a motion by TelHawaii to compel the Company to transfer its assets in Ka'u to TelHawaii but denied TelHawaii's request for civil penalties against the Company. In July 1998, the First Circuit Court stayed the order, pending resolution of a motion for reconsideration and/or motion for stay that the Company must file with the PUC. The PUC issued an order in July 1998 denying the Company's motion for reconsideration. In October 1998, TelHawaii and the Company filed its Proposed Findings of Fact and Conclusions of Law, pursuant to the court's instruction at the hearing in September 1998. A ruling on the Company's appeal is pending from the First Circuit Court.


PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for a combination of the two companies. Under terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals. The merger agreement requires the consent of several regulatory and governmental agencies, including the Department of Justice (DOJ), FCC and various state public utility commissions. In August 1998, GTE and Bell Atlantic advised the DOJ of the merger. On October 2, 1998, GTE and Bell Atlantic filed for approval of the merger with the FCC and notified and/or filed for approval of the parent company merger in every state PUC and the District of Columbia where required. The DOJ and FCC reviews will continue into 1999. As of December 31, 1998, GTE had completed, or substantially completed, merger approvals in 34 states. GTE anticipates the remaining states will approve the merger sometime in 1999.


OTHER DEVELOPMENTS

During the first quarter of 1999, GTE also continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated voluntary and involuntary employee separation programs that will result in a one-time charge for GTE during the first quarter of 1999. The amount of the charge is not yet determinable since it will depend on the level of voluntary separations.

The components of the charge will include separation and related benefits such as outplacement and benefit continuation costs and the cost of assets or facilities that will no longer be used by GTE. The impact of this announcement on the Company is unknown at this time.

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


YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, it also depends on certain, material external supplier products that GTE must verify as Year 2000 compliant in their condition of use. In 1997, GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that the essential functions of its telecommunications businesses will complete Year 2000 testing by June 30, 1999.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) systems and products that support GTE's national and international business units; 4) legacy software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 5) systems that support GTE's physical infrastructure, financial operations and facilities.

Corporate-wide, essential remediation was approximately 76% complete as of December 31, 1998. In addition to the essential remediation budget, GTE has set aside funds equivalent to approximately 12% of it's overall Year 2000 budget. These funds are planned for verification, problem resolution and administrative program closeout in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 92% of GTE's access lines are already operational using Year 2000 compliant central office switches. Additionally, over 95% of GTE's essential legacy software has been remediated. Over the next six months, the focus will be on deployment and testing of these systems throughout GTE's operations.

GTE's Year 2000 program has been organized into five phases as follows.
Awareness: program definition and general education; Assessment: analysis and prioritization of systems supporting the core business; Renovation: rectifying Year 2000 issues; Validation: testing the Year 2000 solutions; Implementation: placing the tested systems into production. Awareness and Assessment are more than 95% complete; System Renovation, including supplier products, is approximately 89% complete; Validation, including enterprise testing in operational environments, and

Implementation, including regional deployment, are approximately 60% complete. It is anticipated that the Renovation, Validation and Implementation phases for essential functions will be complete in June 1999.

In summary, compliant product deployment and enterprise testing for most of GTE's domestic telecommunications-related businesses, including national and international interoperability and validation, are presently expected to be complete by the end of June 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000 compliant products and services from external suppliers. Approximately 1,450 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of December 31, 1998, Year 2000 compliant versions, or suitable alternatives, for 99% of these vital supplier products have been provided and are currently undergoing certification testing by GTE.

Use of Independent Verification and Validation

GTE's Year 2000 program management office has established a corporate-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of legacy applications and third-party supplier products. This quality assurance process is expected to be completed in August 1999. Separately, GTE's corporate internal auditors conduct periodic reviews and report significant findings, if any, to business unit and corporate management and the audit committee of the Board of Directors. Program status is also reported each quarter to GTE's external auditors.

Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 Program is approximately $370 million. Through December 31, 1998, expenditures totaled $219 million. The current estimate for the cost of remediation for the Company is approximately $9.7 million. Through December 31, 1998, expenditures totaled $5.1 million. Year 2000 remediation costs are expensed in the year incurred. GTE has not elected to replace or accelerate the planned replacement of systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both company employees and contractors). Approximately 12% of these full-time equivalent workers are engaged in all aspects of program management; 30% are engaged in legacy system conversion; 25% are involved in external supplier management; 30% are involved in testing at all levels; and 3% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 75% of GTE's program effort involves U.S. domestic operations of all types.

Risks of Year 2000 Issues

GTE has begun to examine the risks associated with its "most reasonably likely worst case Year 2000 scenarios." To date, GTE has no indication that any specific function or system is so deficient in technical progress as to threaten GTE's present schedule. GTE's program and plans currently indicate a compliant network infrastructure to be deployed by the end of June 1999. A general, unspecific, schedule shift that would erode progress beyond January 1, 2000, cannot reasonably be calculated. If, however, there were a schedule delay lasting no more than six months, such schedule erosion would likely affect only nonessential systems due to the prioritization of work schedules.

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

GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. Under consideration are: "follow-the-sun" time-zone impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high priority recovery support, plans for key personnel availability, command structures and contingency traffic routing; and plans for round-the-clock, on-call repair teams.


RECENT ACCOUNTING PRONOUNCEMENTS

Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, effective January 1, 1999, the Company will be required to capitalize and amortize the cost of all internal-use software, including network-related software it previously expensed.

Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." During the years ended December 31, 1998, 1997, and 1996, there were no differences between net income and comprehensive income.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, which is effective January 1, 2000.


INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions. For each of these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The future results of the Company could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; and (5) the success and expense of our remediation efforts and those of our suppliers, customers, joint ventures, non-controlled investments and all interconnecting carriers in achieving Year 2000 compliance.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company views derivative financial instruments as risk management tools and, in accordance with Company policy, does not utilize them for speculative or trading purposes. The Company is also not a party to any leveraged derivatives. The Company is exposed to market risk from changes in interest rates. The Company manages its exposure to market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments that have been authorized pursuant to the Company's policies and procedures. The use of these derivatives allows the Company to reduce its overall exposure to market risk, as the gains and losses on these contracts substantially offset the gains and losses on the liabilities being hedged.

The Company uses derivative financial instruments to manage its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure to interest rate risk primarily consists of floating rate instruments that are benchmarked to U.S. money market interest rates. The Company manages this risk by using interest rate swaps to convert floating rate short-term debt to synthetic fixed rate instruments. The Company also uses forward contracts to sell U.S. Treasury bonds to hedge interest rates on anticipated long-term debt issuance.

Item 8.  Financial Statements and Supplementary Data

GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income


Years Ended December 31,                                              1998             1997             1996
------------------------                                         ------------      ------------      -----------
                                                                               (Dollars in Millions)
REVENUES AND SALES (a)

  Local services                                                 $     277.0       $     267.7       $     238.0
  Network access services                                              177.4             162.7             148.6
  Toll services                                                         56.6              61.3              88.8
  Other services and sales                                             160.3             150.7             159.5
                                                                 -----------       -----------       -----------
    Total revenues and sales                                           671.3             642.4             634.9
                                                                 -----------       -----------       -----------

OPERATING COSTS AND EXPENSES (b)

  Cost of services and sales                                           287.5             262.2             276.7
  Selling, general and administrative                                  120.7             118.7             116.4
  Depreciation and amortization                                        115.5             121.4             125.0
                                                                 -----------       -----------       -----------
    Total operating costs and expenses                                 523.7             502.3             518.1
                                                                 -----------       -----------       -----------

OPERATING INCOME                                                       147.6             140.1             116.8

OTHER (INCOME) EXPENSE
  Interest - net                                                        41.6              37.5              38.3
  Other - net                                                           (3.1)             (0.7)             (0.1)
                                                                 -----------       -----------       -----------

INCOME BEFORE INCOME TAXES                                             109.1             103.3              78.6
  Income taxes                                                          36.2              42.3              23.9
                                                                 -----------       -----------       -----------

NET INCOME                                                       $      72.9       $      61.0       $      54.7
                                                                 ===========       ===========      ============


(a) Includes billings to affiliates of $39.0 million, $39.5 million and $43.5 million for the years 1998-1996, respectively.

(b) Includes billings from affiliates of $99.4 million, $34.3 million and $39.4 million for the years 1998-1996, respectively.





Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets


December 31,                                                                           1998             1997
------------                                                                       ------------      ------------
                                                                                         (Dollars in Millions)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $       1.3       $       0.7
  Receivables, less allowances of $6.5 million and $8.6 million                          179.1             189.0
  Accounts receivable from affiliate                                                       7.7               2.5
  Note receivable from affiliate                                                           5.3              24.4
  Inventories and supplies                                                                11.0              15.0
  Prepaid taxes                                                                           11.1              16.3
  Other                                                                                   11.8               3.8
                                                                                   -----------       -----------

    Total current assets                                                                 227.3             251.7
                                                                                   -----------       -----------

Property, plant and equipment, net                                                       854.2             845.3
Prepaid pension costs                                                                    234.8             202.5
Other assets                                                                              12.1               6.6
                                                                                   -----------       -----------

Total assets                                                                       $   1,328.4       $   1,306.1
                                                                                   ===========       ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt                                             $       2.3       $       2.2
  Notes payable to affiliate                                                              93.7             137.5
  Accounts payable                                                                        47.7              35.1
  Affiliate payables and accruals                                                         30.6              22.1
  Advanced billings and customer deposits                                                 18.2              17.8
  Taxes payable                                                                           15.6               1.8
  Accrued interest                                                                        15.4              10.4
  Accrued payroll costs                                                                   22.5              26.4
  Dividends payable                                                                       18.5              10.8
  Other                                                                                   14.8              17.5
                                                                                   -----------       -----------

    Total current liabilities                                                            279.3             281.6
                                                                                   -----------       -----------

  Long-term debt                                                                         467.5             470.2
  Deferred income taxes                                                                  150.8             130.1
  Employee benefit plans and other                                                        38.1              58.5
                                                                                   -----------       -----------

    Total liabilities                                                                    935.7             940.4
                                                                                   -----------       -----------

Shareholder's equity:
  Common stock (10,000,000 shares issued)                                                250.0             250.0
  Additional paid-in capital                                                              91.1              91.1
  Retained earnings                                                                       51.6              24.6
                                                                                   -----------       -----------

    Total shareholder's equity                                                           392.7             365.7
                                                                                   -----------       -----------

Total liabilities and shareholder's equity                                         $   1,328.4       $   1,306.1
                                                                                   ===========       ===========

The accompanying notes are an integral part of these statements.

GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows



Years Ended December 31,                                              1998              1997             1996
------------------------                                          -------------     ------------      ------------
                                                                                 (Dollars in Millions)
OPERATIONS
   Net income                                                      $      72.9      $      61.0       $      54.7
   Adjustments to reconcile net income to net cash
     from operations:
     Depreciation and amortization                                       115.5            121.4             125.0
     Deferred income taxes                                                12.9             38.1              28.9
     Provision for uncollectible accounts                                 10.3             12.9               9.8
     Change in current assets and current liabilities:
       Receivables - net                                                  (1.8)           (61.0)            (18.4)
       Other current assets                                               (4.0)           (11.1)              4.7
       Accrued taxes and interest                                         31.2              4.1             (20.6)
       Other current liabilities                                           8.4              2.4              (9.5)
     Other - net                                                         (62.9)           (42.5)            (12.2)
                                                                   -----------      -----------       -----------
     Net cash from operations                                            182.5            125.3             162.4
                                                                   -----------      -----------       -----------
INVESTING
   Capital expenditures                                                 (117.3)          (138.7)           (131.7)
   Other - net                                                             0.4             --                (0.4)
                                                                   -----------      -----------       -----------
     Net cash used in investing                                         (116.9)          (138.7)           (132.1)
                                                                   -----------      -----------       -----------
FINANCING
   Long-term debt issued                                                  --               --               148.4
   Long-term debt retired, including premiums paid
       on early retirement                                                (2.1)           (59.1)           (147.6)
   Dividends                                                             (38.2)           (29.1)            (33.4)
   Capital contribution from GTE                                          --               --                50.0
   Increase (decrease) in short-term obligations,
       excluding current maturities                                      (24.7)            82.1             (41.7)
   Other - net                                                            --               --                 9.7
                                                                   -----------      -----------       -----------
     Net cash used in financing                                          (65.0)            (6.1)            (14.6)
                                                                   -----------      -----------       -----------


Increase (decrease) in cash and cash equivalents                           0.6            (19.5)             15.7


Cash and cash equivalents:
   Beginning of year                                                       0.7             20.2               4.5
                                                                   -----------      -----------       -----------
   End of year                                                     $       1.3      $       0.7       $      20.2
                                                                   ===========      ===========       ===========

Cash paid (refunded) during the year for:
   Interest                                                        $      41.4      $      42.0       $      39.9
                                                                   -----------      -----------       -----------
   Income taxes                                                    $      (5.3)     $       0.3       $       7.4
                                                                   -----------      -----------       -----------


The accompanying notes are an integral part of these statements.

GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Shareholder's Equity


                                                             Additional     Retained
                                                 Common       Paid-In       Earnings
                                                 Stock        Capital       (Deficit)       Total
                                              ------------- ------------- ------------  --------------
                                                               (Dollars in Millions)
Shareholder's equity, December 31, 1995       $     250.0   $      41.1   $     (17.7)  $     273.4
Net income                                                                       54.7          54.7
Dividends declared                                                              (38.8)        (38.8)
Capital contribution from GTE                                      50.0                        50.0
                                              -----------   -----------   -----------   -----------
Shareholder's equity, December 31, 1996             250.0          91.1          (1.8)        339.3

Net income                                                                       61.0          61.0
Dividends declared                                                              (34.6)        (34.6)
                                              -----------   -----------   -----------   -----------
Shareholder's equity, December 31, 1997             250.0          91.1          24.6         365.7

Net income                                                                       72.9          72.9
Dividends declared                                                              (45.9)        (45.9)
                                              -----------   -----------   -----------   -----------
Shareholder's equity, December 31, 1998       $     250.0   $      91.1   $      51.6   $     392.7
                                              ===========   ===========   ===========   ===========










The accompanying notes are an integral part of these statements.

GTE Hawaiian Telephone Company Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description Of Business

GTE Hawaiian Telephone Company Incorporated (the Company) provides a wide variety of communications services in Hawaii and in the Pacific and Asia, ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1998, the Company served 924,885 access lines in its service territories. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

Basis Of Presentation

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries: The Micronesian Telecommunications Corporation (MTC), GTE Hawaiian Tel Insurance Company Incorporated and GTE Hawaiian Tel International Incorporated. All significant intercompany transactions have been eliminated.

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1998 presentation.

Transactions With Affiliates

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $22.8 million, $30.5 million and $34.3 million for the years 1998-1996, respectively. Such purchases and services are recorded in the accounts of the Company at the lower of cost, including a return realized by GTE Supply, or fair market value.

The Company is billed for data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. The Company's consolidated financial statements also include allocated expenses resulting from the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers within GTE. The amounts charged for these affiliated transactions are based on proportional cost allocation methodologies. These charges amounted to $87.8 million, $34.0 million and $37.6 million for the years 1998-1996, respectively. The significant increase in 1998 charges is due to a reorganization of support functions within GTE. The cost of these support functions, which was previously recorded directly by the Company, is now allocated to the Company on a proportional cost basis.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. In addition, when GTE Directories sells Yellow Page directory advertising to customers within the Company's franchise area, the Company records a portion of the sale as revenue. Revenues from these activities amounted to $39.0 million, $39.5 million and $43.5 million for the years 1998-1996, respectively. Also, the Company is billed for certain printing and other costs associated with telephone directories, including the cost of customer contact information pages which are included in the Company's White Pages directories. These charges amounted to $11.6 million, $0.3 million and $1.8 million for the years 1998-1996, respectively.

Revenue Recognition

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

Depreciation and Amortization

The Company depreciates assets using the remaining life methodology and straight-line depreciation rates. This method depreciates the remaining net investment in telephone plant, less anticipated net salvage value, over remaining economic asset lives. This method requires the periodic review and revision of depreciation rates.

The economic asset lives used by the Company are as follows:

       Average lives (in years)
       ------------------------
       Fiber-optic cable                           20
       Copper wire                                 15
       Switching equipment                         10
       Circuit equipment                            8

When depreciable telephone plant is retired in the normal course of business, the amount of such plant is deducted from the respective plant and accumulated depreciation accounts. Gains or losses on disposition are amortized with the remaining net investment in telephone plant.

Employee Benefit Plans

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Curtailment gains and losses associated with employee separation are recognized when they occur. Settlement gains and losses associated with employee separation are recognized when the pension obligations are settled and the gain or loss is determinable.

Valuation of Assets

The impairment of tangible or intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. In instances where goodwill has been recorded in connection with impaired assets, the carrying amount of the goodwill is first eliminated before any reduction to the carrying value of tangible or identifiable intangible assets. The Company's policy is to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded, as well as net gains or losses on sales of assets as a component of operating income. Under Accounting Principles Board Opinion No. 17, "Intangible Assets," the Company also annually evaluates the future period over which the benefit of goodwill will be received, based on future cash flows, and changes the amortization life accordingly.

Income Taxes

The Company's results are included in GTE's consolidated Federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are subsequently adjusted, to the extent necessary, to reflect tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

Cash and Cash Equivalents

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

Financial Instruments

The Company uses a variety of financial instruments to hedge its exposure to fluctuations in interest. The Company does not use financial instruments for speculative or trading purposes, nor is the Company a party to leveraged derivatives. Amounts to be paid or received under interest rate swaps are accrued as interest expense.

Inventories and Supplies

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

Software

The Company classifies software as either network related or non-network related. For network-related software, initial operating systems software is capitalized and amortized over the life of the related hardware. All other network-related software, including right-to-use fees, is expensed as incurred. Non-network related software, which includes billing and administrative systems, is capitalized and amortized over 5 years. Software maintenance costs are expensed as incurred. In 1998 and 1997, $9.5 million and $4.4 million, respectively, of software expenditures were capitalized associated with the implementation of new administrative systems within the Company.

Recent Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, effective January 1, 1999, the Company will be required to capitalize and amortize the cost of all internal-use software, including network-related software it previously expensed. During 1998, the Company expensed network-related software of approximately $13.4 million.

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." During the years ended December 31, 1998, 1997, and 1996, there were no differences between net income and comprehensive income.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133 which is effective January 1, 2000.


2.  PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals.

3.  COMMON STOCK

The authorized common stock of the Company consists of 18,000,000 shares with a par value of $25 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1998, $26.5 million of retained earnings were restricted as to the payment of cash dividends on common stock under the terms of the Company's Articles of Incorporation.


4.  DEBT

Long-term debt as of December 31, was as follows:

                                                                         1998         1997
                                                                     -----------    ---------
                                                                      (Dollars in Millions)
First mortgage bonds:
    6 3/4 % Series BB, due 2005                                      $     125.0    $   125.0

Debentures:
    7     % Series A, due 2006                                             150.0        150.0
    7 3/8 % Series B, due 2006                                             150.0        150.0

Other:
    5% Rural Utilities Services first mortgage bond, due 2018                8.9          9.1
    Rural Telephone Bank first mortgage bonds,
         maturing through 2021, rates ranging from 5.43% to 7.50%           28.5         29.7
    GTE Leasing Corporation financing agreements, maturing
         through 2001, rates ranging from 6.52% to 11.99%                    2.1          2.7
    Other                                                                     --          0.1
                                                                     -----------    ---------
  Total principal amount                                                   464.5        466.6

Unamortized premium and discount - net                                       5.3          5.8
                                                                     -----------    ---------

  Total                                                                    469.8        472.4

Less: current maturities of long-term debt                                  (2.3)        (2.2)
                                                                     -----------    ---------

  Total long-term debt                                               $     467.5    $   470.2
                                                                     ===========    =========


In September and October 1997, the Company redeemed prior to stated maturity, $20.0 million 8% Series U first mortgage bonds and $20.0 million 6 3/4% Series S first mortgage bonds, respectively.

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

Estimated payments of long-term debt during the next five years are: $2.3 million in 1999; $2.4 million in 2000; $2.4 million in 2001; $1.8 million in 2002; and $1.9 million in 2003.

Total short-term obligations as of December 31, were as follows:

                                                                   1998          1997
                                                                 --------      --------
                                                                  (Dollars in Millions)
Notes payable to affiliate - average rates 5.7% and 6.0%         $   93.7      $  137.5
Current maturities of long-term debt                                  2.3           2.2
                                                                 --------      --------
  Total                                                          $   96.0      $  139.7
                                                                 ========      ========


5.  FINANCIAL INSTRUMENTS

The Company entered into interest rate swap agreements to hedge against changes in market interest rates.

As of December 31, 1998 and 1997, the Company had the following financial instruments in effect:

                                                                          Weighted
                                         Notional        Expiration        Average
  (Dollars in Millions)                   Amount           Dates           Pay Rate
  ---------------------                 ----------     -------------    -------------
  Interest rate swap
    agreements:
             1998                        $   40.0           1999            6.56%
             1997                            40.0           1999            6.56%

The Company has entered into interest rate swaps where the Company pays fixed rates, as indicated in the table above, and receives floating rates, primarily based on three month LIBOR. At December 31, 1998 and 1997, the three month LIBOR was 5.1% and 5.8%, respectively.

The risk associated with these financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest rates. The Company carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of nonperformance is remote.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1998 and 1997, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $29 million and $3 million, respectively.

6.  INCOME TAXES

The income tax provision (benefit) is as follows:

                                                                            1998       1997         1996
                                                                         --------    --------     --------
                                                                                 (Dollars in Millions)
Current:
  Federal                                                                $   28.7    $   4.4       $    9.2
     State                                                                   (5.5)      (0.2)         (14.2)
                                                                         --------    -------       --------
                                                                             23.2        4.2           (5.0)
                                                                         --------    -------       --------
Deferred:
  Federal                                                                     5.1       35.9           13.9
  State                                                                       8.6        3.0           15.5
                                                                         --------    -------       --------
                                                                             13.7       38.9           29.4
                                                                         --------    -------       --------

Amortization of deferred investment tax credits                              (0.7)      (0.8)          (0.5)
                                                                         --------    -------       --------

                            Total provision                              $   36.2    $  42.3       $   23.9
                                                                         ========    =======       ========



A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the consolidated statements of income is as follows:

                                                                           1998         1997          1996
                                                                        ----------   ----------    ---------
                                                                               (Dollars in Millions)
Amounts computed at statutory rates                                     $     38.2   $    32.5     $    27.5
  State and local income taxes, net of federal income tax effect               3.0         1.8           0.8
  Amortization of deferred investment tax credits                             (0.7)       (0.8)         (0.5)
  Undistributed earnings of foreign subsidiary                                (3.3)       (3.7)         (3.8)
  Other differences - net                                                     (1.0)       12.5          (0.1)
                                                                        ----------   ---------     ---------
Total provision                                                         $     36.2   $    42.3     $    23.9
                                                                        ==========   =========     =========


The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                                                                        1998        1997
                                                                                   -----------   ----------
                                                                                     (Dollars in Millions)
Depreciation and amortization                                                        $    41.2     $    46.6
Employee benefit obligations                                                             (17.3)        (23.0)
Prepaid pension cost                                                                      92.0          78.3
Capital goods excise tax credits                                                          35.2          26.4
Investment tax credits                                                                     1.6           2.3
Other - net                                                                               (9.2)           --
                                                                                     ---------     ---------

    Net deferred tax liability                                                       $   143.5     $   130.6
                                                                                     =========     =========

7.  EMPLOYEE BENEFIT PLANS

The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February 1998. The new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful.

Certain disclosures are required to be made of the components of pension credits, postretirement benefit costs and the funded status of the plans, including the actuarial present value of accumulated plan benefits, accumulated or projected benefit obligation and the fair value of plan assets. We do not present such disclosures because the structure of the GTE plans does not permit the plans' data to be readily disaggregated.

Pension Plans

The Company participates in noncontributory defined benefit pension plans sponsored by GTE covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. GTE's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plans' benefit obligation to employees upon their retirement. The assets of the plans consist primarily of corporate equities, government securities, and corporate debt securities.

The significant weighted-average assumptions used by GTE for the pension measurements were as follows at December 31:


                                                              1998          1997
                                                            --------      -------
         Discount rate                                        7.00%        7.25%
         Rate of compensation increase                        4.75%        5.00%
         Expected return on plan assets                       9.00%        9.00%

Net periodic benefit credit was $32.3 million, $31.4 million and $30.0 million for the years 1998-1996, respectively.


Postretirement Benefits Other than Pensions

Substantially all of the Company's employees are covered under postretirement healthcare and life insurance benefit plans sponsored by GTE. The determination of benefit cost for postretirement health plans is generally based on comprehensive hospital, medical and surgical benefit plan provisions. The Company intends to fund amounts for postretirement benefits as deemed appropriate.

Postretirement benefit cost was $3.8 million, $11.9 million and $26.0 million for the years 1998-1996, respectively. The weighted-average assumptions used by GTE in the actuarial computations for postretirement benefits were as follows at December 31:

                                                          1998          1997
                                                       ---------      --------
         Discount rate                                    7.00%        7.25%
         Expected return on plan assets                   8.00%        8.00%

Savings and Stock Ownership Plans

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $2.9 million, $3.1 million and $3.1 million in 1998-1996, respectively.


8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                    1998                1997
                                               -------------       -------------
                                                      (Dollars in Millions)
Land                                           $        10.6       $        11.7
Buildings                                              203.3               192.1
Plant and equipment                                  1,789.8             1,595.4
Construction in progress and other                      42.0               220.0
                                               -------------       -------------
  Total                                              2,045.7             2,019.2
  Accumulated depreciation                          (1,191.5)           (1,173.9)
                                               -------------       -------------

  Total property, plant and equipment - net    $       854.2       $       845.3
                                               =============       =============



9.  REGULATORY AND COMPETITIVE MATTERS

The Company is regulated by the Public Utilities Commission (PUC) of the state of Hawaii for its intrastate business operations, the Commonwealth Utilities Corporation (CUC) of the CNMI for MTC's local operations and the FCC for GTE Hawaiian Tel International Incorporated and Pacifica, which provide interstate and international telecommunications service.

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.


10.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating leases covering certain buildings, office space and equipment. Rental expense was $13.0 million, $14.3 million and $13.9 million in 1998-96, respectively. Minimum rental commitments under noncancelable leases are $6.7 million, $6.6 million, $6.3 million, $3.7 million and $3.4 million for the years 1999-2003, respectively, and aggregate $42.1 million thereafter.

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


11.  SEGMENT REPORTING

Effective December 31, 1998, GTE adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports.

The Company does not have separate reportable segments of its own. The Company is part of the Network Services product segment of GTE's National Operations. Network Services provides wireline communication services within franchised areas. These services include local telephone service and toll calls as well as access services that enable long-distance carriers to complete calls to or from locations outside of the Company's operating areas. Network Services also provides complex voice and data services to businesses, billing and collection, and operator assistance services to other telecommunications companies and receives revenues in the form of a publication right from an affiliate that publishes telephone directories in its operating areas.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
GTE Hawaiian Telephone Company Incorporated:

We have audited the accompanying consolidated balance sheets of GTE Hawaiian Telephone Company Incorporated (a Hawaii corporation and wholly-owned subsidiary of GTE Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998, as set forth under Item 8 and Schedule II of this report. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Hawaiian Telephone Company Incorporated and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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





Dallas, Texas                                                ARTHUR ANDERSEN LLP
January 28, 1999

MANAGEMENT REPORT

To Our Shareholder:

The management of GTE Hawaiian Telephone Company Incorporated (the Company) is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

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




WARREN H. HARUKI
President




LAWRENCE R. WHITMAN
Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

The following items have been omitted in accordance with the relief provisions under General Instruction I (2) of Form 10-K:

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

    (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1998-1996 (as required):

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

          3.1* Articles of Incorporation and Bylaws (Exhibit 3.2 of the 1987 Form 10-K, File No. 2-33059)

          3.2* Amended Bylaws (Exhibit 3.2 of the 1994 Form 10-K, File No. 2-33059)

          4.1* Indenture dated as of February 1, 1995 between GTE Hawaiian Telephone Company Incorporated and Hawaiian Trust Company Limited, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-57743, filed with the Securities and Exchange Commission on February 17, 1995)

          4.2* First Supplemental Indenture dated as of July 1, 1996 between GTE Hawaiian Telephone Company Incorporated and Hawaiian Trust Company Limited, as Trustee (Exhibit 4.3 of the Company's Report on Form 8-K, dated July 1, 1996)

          10.1    Material Contracts - Severance Agreement between GTE and John
                  C. Appel

          10.2 Material Contracts - Severance Agreements between GTE and Richard L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

          10.3    Material Contracts - Retention Agreement between GTE and John
                  C. Appel

          10.4 Material Contracts - Retention Agreements between GTE and Warren H. Haruki, Richard L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

          12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          26* Revised Form of Invitation for Bids pertaining to Registration Statement on Form S-3 (File No. 33-57743)

          27      Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1998.


* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts For the Years Ended December 31, 1998, 1997 and 1996

(Dollars in Millions)


----------------------------------------------------------------------------------------------------------------
             Column A                  Column B                Column C                Column D        Column E
----------------------------------------------------------------------------------------------------------------
                                                               Additions
                                                       ----------------------------
                                                                                       Deductions
                                       Balance at                        Charged          from
                                       Beginning        Charged       (Credited) to     Reserves     Balance at
           Description                  of Year        to Income      Other Accounts    (Note 1)   Close of Year
----------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
    for the years ended:

    December 31, 1998                 $     8.6        $    10.3       $     2.1 (2)   $    14.5       $     6.5
                                      ==========================================================================
    December 31, 1997                 $     6.1        $    12.9       $     9.5 (2)   $    19.9       $     8.6
                                      ==========================================================================
    December 31, 1996                 $     6.3        $     9.8       $     7.0 (2)   $    17.0       $     6.1
                                      ==========================================================================

Accrued restructuring costs for the
    year ended:

    December 31, 1996                 $    39.3        $      --       $   (11.5) (3)  $    27.8       $      --
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

                                       GTE HAWAIIAN TELEPHONE COMPANY
                                                 INCORPORATED
                                       --------------------------------
                                                (Registrant)

   Date  March 26, 1999            By   /s/    WARREN H. HARUKI
                                       --------------------------------
                                               Warren H. Haruki
                                                   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ WARREN H. HARUKI                         President and Director                           March 26, 1999
------------------------------                (Principal Executive Officer)
     Warren H. Haruki



/s/  LAWRENCE R. WHITMAN                      Vice President - Finance and Planning            March 26, 1999
------------------------------                and Director
     Lawrence R. Whitman                      (Principal Financial Officer)



/s/  STEPHEN L. SHORE                         Controller                                       March 26, 1999
------------------------------                (Principal Accounting Officer)
     Stephen L. Shore


/s/  JOHN C. APPEL                            Director                                         March 26, 1999
------------------------------
     John C. Appel


/s/  MATELAND L. KEITH, JR.                   Director                                         March 26, 1999
------------------------------
     Mateland L. Keith, Jr.

                                 EXHIBIT INDEX

     Exhibit
      Number               Description
   ------------            -----------

          10.1    Material Contracts - Severance Agreement between GTE and John
                  C. Appel

          10.2    Material Contracts - Severance Agreements between GTE and
                  Richard L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

          10.3    Material Contracts - Retention Agreement between GTE and John
                  C. Appel

          10.4    Material Contracts - Retention Agreements between GTE and
                  Warren H. Haruki, Richard L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman


          12      Statements re: Calculation of the Ratio of Earnings to Fixed Charges

          27      Financial Data Schedule