Form 10-Q
period 1999-03-31
GTE HAWAIIAN TELEPHONE CO INC
filed 1999-05-13
CIK 46216

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: MARCH 31, 1999

                                       or

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

                                                            YES [X]    NO [ ]

The Company had 10,000,000 shares of $25 par value common stock outstanding at April 30, 1999. The Company's common stock is 100% owned by GTE Corporation.

================================================================================

PART I.  FINANCIAL INFORMATION

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                          1999          1998
                                                       ----------    ----------
                                                        (Dollars in Millions)
REVENUES AND SALES
     Local services                                    $     68.4    $     68.4
     Network access services                                 45.2          49.1
     Other services and sales                                42.9          42.8
                                                       ----------    ----------

        Total revenues and sales                            156.5         160.3
                                                       ----------    ----------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                              61.6          70.8
     Selling, general and administrative                     38.1          28.6
     Depreciation and amortization                           31.9          29.1
                                                       ----------    ----------

        Total operating costs and expenses                  131.6         128.5
                                                       ----------    ----------

OPERATING INCOME                                             24.9          31.8

OTHER (INCOME) EXPENSE
     Interest - net                                           9.2           9.6
     Other - net                                             (0.7)         (0.9)
                                                       ----------    ----------

INCOME BEFORE INCOME TAXES                                   16.4          23.1
     Income taxes                                             4.7           7.9
                                                       ----------    ----------

NET INCOME                                             $     11.7    $     15.2
                                                       ==========    ==========



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)

                                                        March 31,    December 31,
                                                          1999          1998
                                                       ----------    ----------
                                                         (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                          $      3.8    $      1.3
    Receivables, less allowances
      of $3.9 million and $6.5 million                      158.3         179.1
    Accounts receivable from affiliate                        3.1           7.7
    Note receivable from affiliate                           41.1           5.3
    Inventories and supplies                                 12.0          11.0
    Prepaid taxes                                             7.3          11.1
    Prepaid insurance                                         4.3           9.9
    Other                                                     1.9           1.9
                                                       ----------    ----------

       Total current assets                                 231.8         227.3
                                                       ----------    ----------


Property, plant and equipment, at cost                    2,038.5       2,045.7
Accumulated depreciation                                 (1,200.2)     (1,191.5)
                                                       ----------    ----------

       Total property, plant and equipment, net             838.3         854.2
                                                       ----------    ----------

Prepaid pension costs                                       242.9         234.8
Other assets                                                 10.2          12.1
                                                       ----------    ----------

Total assets                                           $  1,323.2    $  1,328.4
                                                       ==========    ==========



The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                          March 31,   December 31,
                                                            1999         1998
                                                         ----------   ----------
                                                           (Dollars in Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
    Current maturities of long-term debt                 $      2.4   $      2.3
    Notes payable to affiliate                                103.4         93.7
    Accounts payable                                           32.0         47.7
    Affiliate payables                                         20.0         30.6
    Taxes payable                                              28.6         15.6
    Accrued interest                                            7.8         15.4
    Accrued payroll costs                                      34.3         22.5
    Dividends payable                                          51.0         18.5
    Other                                                      36.0         33.0
                                                         ----------   ----------

       Total current liabilities                              315.5        279.3
                                                         ----------   ----------


Long-term debt                                                463.0        467.5
Deferred income taxes                                         156.3        150.8
Employee benefit plans and other                               34.9         38.1
                                                         ----------   ----------

       Total liabilities                                      969.7        935.7
                                                         ----------   ----------


Shareholder's equity
    Common stock (10,000,000 shares issued)                   250.0        250.0
    Additional paid-in capital                                 91.1         91.1
    Retained earnings                                          12.4         51.6
                                                         ----------   ----------

       Total shareholder's equity                             353.5        392.7
                                                         ----------   ----------

Total liabilities and shareholder's equity               $  1,323.2   $  1,328.4
                                                         ==========   ==========




The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                        Three Months Ended
                                                                             March 31,
                                                                       ----------------------
                                                                         1999         1998
                                                                       ---------    ---------
                                                                       (Dollars in Millions)
OPERATIONS
    Net income                                                         $    11.7    $    15.2
    Adjustments to reconcile net income to net cash from operations:
         Depreciation and amortization                                      31.9         29.1
         Deferred income taxes                                               5.4         20.7
         Provision for uncollectible accounts                                1.9          2.4
         Changes in current assets and current liabilities                  18.5          0.9
         Other - net                                                        (2.7)        (2.2)
                                                                       ---------    ---------

       Net cash from operations                                             66.7         66.1
                                                                       ---------    ---------

INVESTING
    Capital expenditures                                                   (15.8)       (37.3)
    Other - net                                                              0.5         --
                                                                       ---------    ---------
       Net cash used in investing                                          (15.3)       (37.3)
                                                                       ---------    ---------

FINANCING
    Long-term debt retired                                                  (4.4)        (0.5)
    Dividends                                                              (18.5)       (10.8)
    Decrease in short-term obligations,
      excluding current maturities                                         (26.0)       (15.0)
                                                                       ---------    ---------
       Net cash used in financing                                          (48.9)       (26.3)
                                                                       ---------    ---------

Increase in cash and cash equivalents                                        2.5          2.5

Cash and cash equivalents:
    Beginning of period                                                      1.3          0.7
                                                                       ---------    ---------

    End of period                                                      $     3.8    $     3.2
                                                                       =========    =========



The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 1. BASIS OF PRESENTATION

GTE Hawaiian Telephone Company Incorporated (the Company) is incorporated under the laws of the State of Hawaii and is a subsidiary of GTE Corporation (GTE).

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Reclassifications of prior year data have been made, where appropriate, to conform to the 1999 presentation.

NOTE 2. CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1, in the first quarter of 1999 the Company capitalized $0.8 million of software expenditures, which would have previously been expensed.

NOTE 3. SPECIAL CHARGE

In 1999, GTE continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated voluntary and involuntary employee separation programs that resulted in a one-time charge for GTE during the first quarter of 1999. The charge pertaining to the Company totaled $7.2 million and is reflected as "Selling, general and administrative" costs and expenses in the condensed consolidated income statements. The components of the charge include voluntary and involuntary separation programs and related benefits such as outplacement and benefit continuation costs. These programs were completed during the first quarter of 1999.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133 which is effective January 1, 2000.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


NOTE 5. PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own.

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. Special meetings to vote on the merger will be held on May 18, 1999 for GTE shareholders and on May 19, 1999 for Bell Atlantic shareholders.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
               (Abbreviated pursuant to General Instruction H(2).)

RESULTS OF OPERATIONS

(Dollars in Millions)                             Three Months Ended
                                                       March 31,
                                            --------------------------------                  Percent
                                               1999              1998         Decrease         Change
                                            ------------     ------------    -----------      ---------
    Net income                              $       11.7     $       15.2    $      (3.5)       (23%)

Net income for the three months of 1999 decreased primarily due to a one-time special charge of $7.2 million recorded in the first quarter of 1999 combined with a decline in network access services revenues and income taxes.


REVENUES AND SALES

(Dollars in Millions)                         Three Months Ended
                                                   March 31,
                                            -----------------------    Increase      Percent
                                               1999         1998      (Decrease)      Change
                                            ----------   ----------   ----------    ----------
    Local services                          $     68.4   $     68.4   $     --            --
    Network access services                       45.2         49.1         (3.9)           (8%)
    Other services and sales                      42.9         42.8          0.1          --
                                            ----------   ----------    ---------
      Total revenues and sales              $    156.5   $    160.3   $     (3.8)           (2%)
                                            ==========   ==========    =========

Network Access Services Revenues

Network access services revenues declined in the quarter ended March 31, 1999, compared to the same period in 1998, primarily as a result of implementation of the Federal Communications Commission's (FCC) 1998 access reform provisions, which decreased revenues $9.0 million. This decrease was partially offset by demand for access services by long-distance carriers, which generated 16% growth in minutes of use and $2.2 million of additional revenues. Greater demand for increased bandwidth by high-capacity users also contributed $3.7 million in revenue growth.


OPERATING COSTS AND EXPENSES

(Dollars in Millions)                             Three Months Ended
                                                       March 31,
                                            --------------------------------                   Percent
                                                 1999             1998          Increase        Change
                                            ---------------  --------------- --------------- --------------
      Total operating costs and expenses    $      131.6     $      128.5    $       3.1             2%

Total operating costs and expenses for the first quarter of 1999 increased, compared to the same quarter in 1998, primarily as a result of a one-time special charge of $7.2 million associated with voluntary and involuntary separation programs, which were completed in the first quarter of 1999. Offsetting these increases were lower operating taxes of $2.2 million and a reduction in switch right-to-use (RTU) software fees associated with network switching equipment of $2.1 million. The reduction in RTU costs includes a decrease of $0.8 million, due to the capitalization of software cost in 1999, as a result of the adoption of the AICPA's SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in addition to an overall reduction in RTU fees of $1.3 million.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)


OTHER INCOME STATEMENT ITEMS

Income taxes decreased 41% or $3.2 million for the quarter ended March 31, 1999, compared to the same period in 1998. The decrease is primarily attributable to a decline in pretax income and other tax adjustments.


INTERSTATE REGULATORY DEVELOPMENTS

During the first quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the first quarter of 1999 to meet the wholesale requirements of new competitors. GTE signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements
(UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, that had previously been reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the merits. On the other hand, the Supreme Court vacated the FCC rule requiring incumbent local exchange carriers (LECs) to provide UNEs to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, GTE will continue to provide individual UNEs set forth in existing interconnection agreements even though it is not legally obligated to do so.

Universal Service

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs in the second quarter of 1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for nonrural carriers to July 1999. GTE filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

Advanced Telecommunications Services

Section 706 of the Telecommunications Act required the FCC to "encourage the deployment on a reasonable and timely basis of advanced telecommunications capability to all Americans." Further, the FCC was required to conduct a proceeding aimed at determining the availability of advanced telecommunications, and to take action to remove barriers to infrastructure investment and to promote competition.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)


In an Order and Notice of Proposed Rule Making (NPRM) released in August 1998, the FCC clarified that advanced services offered by an incumbent LEC are subject to the unbundling and resale requirements of the Telecommunications Act. In the NPRM, the FCC sought comment on extensive, new separate affiliate rules under which an incumbent LEC's affiliate could offer advanced services free from the unbundling and resale obligations of the Telecommunications Act. In addition, the NPRM sought comment on a number of issues regarding collocation, local loops and unbundling and resale obligations for network facilities needed for advanced services.

On March 31, 1999, the FCC released an Order stemming from the August 1998 NPRM. In the Order the FCC adopted a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how incumbent LECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals and space exhaustion. The FCC also released a Further NPRM seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). GTE will vigorously oppose line sharing.

The FCC has yet to release an order addressing separate affiliates, local loops, unbundling and resale.

INTRASTATE REGULATORY DEVELOPMENTS

In January 1999, the Public Utilities Commission (PUC) issued a decision and order establishing rules and procedures for a framework that will govern telecommunications competition in Hawaii. Some of the order's significant rulings are: (1) the Company must offer its retail services to other telecommunications providers at a fifteen percent discount, (2) all telecommunications providers will contribute to support a universal service fund, (3) the Company must recalculate its costs and prices for UNEs based on ordered modifications to its cost model and a common cost fixed allocator of twenty percent, and (4) compensation will be provided to transport and terminate local calls, including calls for all Internet Service Provider (ISPs). The Company has appealed portions of this decision given the delay in implementation of retail rate rebalancing and universal service funding while proceeding with the setting of the UNE rates, among other matters. The Company also sought relief from the PUC on the ISP determination given the FCC's ruling, but in May 1999, the PUC issued a ruling denying GTE's request to have ISP traffic declared interstate and not subject to reciprocal compensation.

Briefs were filed in April 1998 related to the petitions filed by rural area communities to determine the adequacy of the telecommunications services provided by the Company in the South Kona and Puna districts of the island of Hawaii. An order from the PUC is pending. In June 1998, the PUC issued an order granting a motion by TelHawaii to compel the Company to transfer its assets in Ka'u to TelHawaii but denied TelHawaii's request for civil penalties against the Company. In July 1998, the First Circuit Court stayed the order, pending resolution of a motion for reconsideration and/or motion for stay that the Company must file with the PUC. The PUC issued an order in July 1998 denying the Company's motion for reconsideration. In October 1998, TelHawaii and the Company filed its Proposed Findings of Fact and Conclusions of Law, pursuant to the court's instruction at the hearing in September 1998. In April 1999, the First Circuit Court ruled favorably on the Company's appeal and vacated the Commission's orders selecting Tel Hawaii as the carrier of last resort in the district of Ka'u.

OTHER DEVELOPMENTS

Proposed Merger with Bell Atlantic Corporation

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own.

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. Special meetings to vote on the merger will be held on May 18, 1999 for GTE shareholders and on May 19, 1999 for Bell Atlantic shareholders.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)


Tax Audits

In 1997, the State of Hawaii (the State) issued proposed notices of assessment to the Company for a $12 million tax deficiency pertaining to general excise use tax (GET) and public service company tax (PSCT) audits of years 1992-1994. The Company completed its analysis of the auditor's position in the notices of assessment and believed that it had reasonable argument that the access charges for interstate long-distance calls should be characterized as wholesale revenues subject to the reduced 0.5% tax rate, instead of the 4% GET rate and 5.885% PSCT rate. The Company also believed that it could make a reasonable argument for the alternative position that such access charges should properly be subject to the GET (at 4%) rather than the PSCT (at 5.885%). In February 1999, the State did not accept the Company's position that interstate carrier access revenues should not be subject to the PSCT. Additionally, in February 1999, the State issued proposed notices of assessment for 1995 through 1997 for $14 million pertaining to the same above mentioned tax issues. The Company's legal counsel is prepared to present state and federal constitutional arguments to the State in meetings targeted for the second quarter of 1999. The central issue remains whether or not interstate access charges are properly taxable under the PSCT or under the GET. Management believes the Company has adequately reserved for this issue and therefore does not expect that it will have a material impact on the Company's results of operations or financial condition.


YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, it also depends on certain, material external supplier products that GTE must verify as Year 2000 compliant in their condition of use. In 1997, GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that the essential functions of its domestic wireline telecommunications business will complete Year 2000 testing by June 30, 1999, and remaining businesses will complete before October 1999.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) systems and products that support GTE's national and international business units; 4) software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 5) systems that support GTE's physical infrastructure, financial operations and facilities.

Corporate-wide, essential remediation was approximately 88% complete as of March 31, 1999. In addition to the essential remediation budget, GTE has set aside funds equivalent to approximately 11% of it's overall Year 2000 budget. These funds are planned for verification, problem resolution and administrative program closeout in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 97% of GTE's access lines are already operational using Year 2000 compliant central office switches. Additionally, over

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)


98% of GTE's essential software has been remediated. GTE's focus continues to be on deployment and testing of these systems throughout GTE's operations.

GTE's Year 2000 program has been organized into five phases as follows:
Awareness: program definition and general education; Assessment: analysis and prioritization of systems supporting the core business; Renovation: rectifying Year 2000 issues; Validation: testing the Year 2000 solutions; Implementation: placing the tested systems into production. Awareness and Assessment are more than 95% complete; System Renovation, including supplier products, is approximately 91% complete; Validation, including enterprise testing in operational environments, and Implementation, including regional deployment, are approximately 73% complete. It is anticipated that the Renovation, Validation and Implementation phases for essential functions will be substantially complete in June 1999.

In summary, compliant product deployment and enterprise testing for GTE's domestic telecommunications-related business, including national and international interoperability and validation, are presently expected to be complete by the end of June 1999. The remaining domestic and international businesses are on schedule for completing testing before October 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000 compliant products and services from external suppliers. With the addition of new products, approximately 1,500 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of March 31, 1999, Year 2000 compliant versions, or suitable alternatives, for 95% of these vital supplier products have been provided and are currently undergoing certification testing by GTE.

Use of Independent Verification and Validation

Independent verification and validation is the final step in GTE's process. As part of independent verification and validation, GTE's Year 2000 program management office has established a corporate-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of applications and third-party supplier products. This quality assurance process is expected to be completed in October 1999. Separately, GTE's corporate internal auditors conduct periodic reviews and report significant findings, if any, to business unit and corporate management and the audit committee of the Board of Directors. Program status is also reported each quarter to GTE's external auditors.

Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 Program is expected not to exceed $400 million. Through March 31, 1999, expenditures totaled $283 million. The current estimate for the cost of remediation for the Company is approximately $9.7 million. Through March 31, 1999, expenditures totaled $5.4 million. Year 2000 remediation costs are expensed in the year incurred. GTE has not elected to replace or accelerate the planned replacement of systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both company employees and contractors). Approximately 10% of these full-time equivalent workers are engaged in all aspects of program management; 4% are engaged in system conversion; 27% are involved in external supplier management; 54% are involved in testing at all levels; and 5% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 66% of GTE's program effort involves U.S. domestic operations of all types.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)

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

GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. These plans are expected to be completed by June 30, 1999, and tested (as appropriate) by the end of September 1999. This contingency plan includes: business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology "stabilization" period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high-priority recovery support, plans for key personnel availability, command structures and contingency traffic routing; and plans for round-the-clock, on-call repair teams.

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

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

In this Management's Discussion and Analysis, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions. For each of these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The future results of the Company could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; and (5) the success and expense of our remediation efforts and those of our suppliers, customers and all interconnecting carriers in achieving Year 2000 compliance.

PART II.  OTHER INFORMATION

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits required by Item 601 of Regulation S-K.

               12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

               27     Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the first quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GTE Hawaiian Telephone Company Incorporated
                                 ----------------------------------------------
                                                 (Registrant)

Date:   May 13, 1999                      /s/ Stephen L. Shore
      ------------------------   ----------------------------------------------
                                               Stephen L. Shore
                                                  Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


     Exhibit
      Number                                 Description
-------------------        -----------------------------------------------------
        12                 Statement re: Calculation of the Consolidated Ratio
                           of Earnings to Fixed Charges

        27                 Financial Data Schedule