Form 10-Q
period 1999-06-30
GTE HAWAIIAN TELEPHONE CO INC
filed 1999-08-12
CIK 46216

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended: JUNE 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the transition period from         to
                                               -------    -------

                         Commission File Number 2-33059


                   GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    HAWAII                                                   99-0049500
       (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08, Irving, Texas                                  75038
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

                                                             YES  [X]    NO  [ ]

The Company had 10,000,000 shares of $25 par value common stock outstanding at July 31, 1999. The Company's common stock is 100% owned by GTE Corporation.

================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)


                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                 ---------------  ---------------   ---------------  ----------------
                                                      1999             1998              1999             1998
                                                 ---------------  ---------------   ---------------  ----------------
                                                                        (Dollars in Millions)
REVENUES AND SALES
     Local services                              $         70.4   $         68.6    $        138.8    $        137.0
     Network access services                               46.9             41.6              92.1              90.6
     Other services and sales                              70.7             67.9             113.6             110.8
                                                 --------------   --------------    --------------   ---------------

        Total revenues and sales                          188.0            178.1             344.5             338.4
                                                 --------------   --------------    --------------   ---------------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                            57.7             69.2             119.3             140.1
     Selling, general and administrative                   29.7             28.7              67.8              57.3
     Depreciation and amortization                         30.6             29.8              62.5              58.9
                                                 --------------   --------------    --------------   ---------------

        Total operating costs and expenses                118.0            127.7             249.6             256.3
                                                 --------------   --------------    --------------   ---------------

OPERATING INCOME                                           70.0             50.4              94.9              82.1

OTHER (INCOME) EXPENSE
     Interest - net                                         9.3              9.5              18.5              19.1
     Other - net                                           (0.1)             --               (0.8)             (0.9)
                                                 --------------   --------------    --------------   ---------------

INCOME BEFORE INCOME TAXES                                 60.8             40.9              77.2              63.9
     Income taxes                                          20.9             13.3              25.6              21.1
                                                 --------------   --------------    --------------   ---------------

NET INCOME                                       $         39.9   $         27.6    $         51.6   $          42.8
                                                 ==============   ==============    ==============   ===============


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)


                                                                       June 30,     December 31,
                                                                         1999          1998
                                                                      ----------    ------------
                                                                        (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                         $      1.4    $        1.3
    Receivables, less allowances of $2.8 million and $6.5 million          166.9           179.1
    Affiliate receivables                                                    7.0            13.0
    Inventories and supplies                                                12.0            11.0
    Prepayments and other                                                   10.8            22.9
                                                                      ----------    ------------

       Total current assets                                                198.1           227.3
                                                                      ----------    ------------


Property, plant and equipment, at cost                                   2,042.9         2,045.7
Accumulated depreciation                                                (1,211.3)       (1,191.5)
                                                                      ----------    ------------

       Total property, plant and equipment, net                            831.6           854.2
                                                                      ----------    ------------


Prepaid pension costs                                                      264.2           234.8
Other assets                                                                 7.3            12.1
                                                                      ----------    ------------

Total assets                                                          $  1,301.2    $    1,328.4
                                                                      ==========    ============



The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                 June 30,    December 31,
                                                   1999         1998
                                                ----------   ------------
                                                  (Dollars in Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
    Current maturities of long-term debt        $      2.3   $        2.3
    Notes payable to affiliate                        88.3           93.7
    Accounts payable                                  27.6           47.7
    Affiliate payables                                19.8           30.6
    Taxes payable                                     42.7           15.6
    Accrued payroll costs                             28.8           22.5
    Dividends payable                                  5.0           18.5
    Other                                             43.4           48.4
                                                ----------   ------------

       Total current liabilities                     257.9          279.3
                                                ----------   ------------


Long-term debt                                       462.4          467.5
Deferred income taxes                                161.7          150.8
Employee benefit plans and other                      30.8           38.1
                                                ----------   ------------

       Total liabilities                             912.8          935.7
                                                ----------   ------------


Shareholder's equity
    Common stock (10,000,000 shares issued)          250.0          250.0
    Additional paid-in capital                        91.1           91.1
    Retained earnings                                 47.3           51.6
                                                ----------   ------------

       Total shareholder's equity                    388.4          392.7
                                                ----------   ------------

Total liabilities and shareholder's equity      $  1,301.2   $    1,328.4
                                                ==========   ============



The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                           Six Months Ended
                                                                               June 30,
                                                                         --------------------
                                                                           1999        1998
                                                                         --------    --------
                                                                         (Dollars in Millions)
OPERATIONS
    Net income                                                           $   51.6    $   42.8
    Adjustments to reconcile net income to net cash from operations:
         Depreciation and amortization                                       62.5        58.9
         Provision for uncollectible accounts                                 6.0         7.6
         Changes in current assets and current liabilities                    8.3        60.7
         Deferred taxes and other - net                                     (15.4)       (3.8)
                                                                         --------    --------

       Net cash from operations                                             113.0       166.2
                                                                         --------    --------
INVESTING
    Capital expenditures                                                    (39.1)      (66.9)
    Other - net                                                               0.5          --
                                                                         --------    --------
       Net cash used in investing                                           (38.6)      (66.9)
                                                                         --------    --------
FINANCING
    Long-term debt retired                                                   (4.8)       (1.0)
    Dividends                                                               (69.5)      (16.5)
    Decrease in short-term obligations, excluding current maturities           --       (77.6)
                                                                         --------    --------
       Net cash used in financing                                           (74.3)      (95.1)
                                                                         --------    --------

Increase in cash and cash equivalents                                         0.1         4.2

Cash and cash equivalents:
    Beginning of period                                                       1.3         0.7
                                                                         --------    --------

    End of period                                                        $    1.4    $    4.9
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


NOTE 2.  CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1, the Company capitalized software expenditures of $2.9 million and $3.7 million, respectively, for the three and six months ended June 30, 1999, which would have previously been expensed.


NOTE 3.  SPECIAL CHARGE

In 1999, GTE continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated employee separation programs that resulted in a one-time charge for GTE during the first quarter of 1999. The charge pertaining to the Company totaled $7.2 million and is reflected as "Selling, general and administrative" costs and expenses in the condensed consolidated income statements. The components of the charge include separation programs and related benefits such as outplacement and benefit continuation costs. These programs were completed during the first quarter of 1999.


NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


NOTE 5.  PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings held in May 1999, the shareholders of each company approved the merger.

Both companies are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
               (Abbreviated pursuant to General Instruction H(2).)

RESULTS OF OPERATIONS


Net income increased 21% or $8.8 million for the six months ended June 30, 1999, compared to the same period in 1998, primarily due to an overall increase in revenues and sales as well as a decline in total operating costs and expenses.


REVENUES AND SALES
(Dollars in Millions)                     Six Months Ended
                                               June 30,
                                        --------------------             Percent
                                          1999       1998     Increase   Change
                                        ---------  --------- ---------- --------
    Local services                      $   138.8  $   137.0 $      1.8        1%
    Network access services                  92.1       90.6        1.5        2%
    Other services and sales                113.6      110.8        2.8        3%
                                        ---------  --------- ----------
       Total revenues and sales         $   344.5  $   338.4 $      6.1        2%
                                        =========  ========= ==========

Network Access Services Revenues

Network access services revenues increased for the first six months of 1999 driven by an 11% increase in minutes of use, which generated additional revenues of $3.1 million. Special access revenues grew by $6.6 million as a result of greater demand for increased bandwidth services by high-capacity users. Partially offsetting these increases was a decrease of $10.0 million reflecting the impact of interstate and intrastate access price changes.

Other Services and Sales Revenues

Other services and sales revenues increased in the first six months of 1999 primarily due to increased rental activity.


OPERATING COSTS AND EXPENSES
(Dollars in Millions)                                      Six Months Ended
                                                               June 30,
                                                    --------------------------------                    Percent
                                                         1999             1998          Decrease        Change
                                                    ---------------  --------------- --------------- --------------
    Total operating costs and expenses              $         249.6  $         256.3 $          (6.7)            (3)%

Total operating costs and expenses decreased for the six months ended June 30, 1999, compared to the same period in 1998, primarily as a result of pension settlement gains of $19.0 million recorded in the second quarter of 1999. Additionally, a reduction in software right-to-use (RTU) costs of $3.7 million due to the capitalization of software costs in 1999 as a result of the adoption of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," contributed to the decrease. Offsetting these reductions in costs was a one-time special charge of $7.2 million associated with employee separation programs completed in the first quarter of 1999. The reductions in costs were further offset by favorable adjustments in the second quarter of 1998 of certain employee benefits and other liabilities in the amount of $5.2 million. Also offsetting the reductions in costs were increased depreciation and amortization expense resulting from higher average plant balances in the first six months of 1999 over the first six months of 1998, as well as the amortization of previously capitalized software associated with the implementation of new administrative systems within the Company.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)


OTHER INCOME STATEMENT ITEMS

Income tax expense increased 21% or $4.5 million for the six months ended June 30, 1999, compared to the same period in 1998. The increase is primarily attributable to an increase in pretax income.


INTERSTATE REGULATORY DEVELOPMENTS

During the second quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the second quarter of 1999, to meet the wholesale requirements of new competitors. To date, GTE has signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on the merits by the Eighth Circuit. On the other hand, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive LECs (CLECs). This latter ruling has led to a proceeding before the FCC concerning what elements will have to be offered under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, GTE is continuing to provide individual UNEs on a non-combined basis set forth in existing interconnection agreements even though it is not legally obligated to do so.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. The major issues are (1) the FCC's cost methodology used to set prices, (2) its methodology for setting wholesale discounts, and (3) the "proxy rates" it set for interconnection, UNEs and wholesale discounts. Supplemental opening briefs from petitioners and supporting intervenors were filed July 16, 1999 and the opening brief of the FCC and its supporting intervenors is due August 16, 1999. Reply briefs are due August 31, 1999. Oral argument is scheduled for September 1999.

Universal Service

GTE is active before both state and federal regulators advocating rapid development and implementation of measures that will meet the requirements of
Section 254 of the Telecommunications Act that covers the Federal Universal Service Program. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide an explicit replacement mechanism.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)


In October 1998, the FCC issued an order selecting a cost model for universal service and planned to select cost inputs in the second quarter of 1999. Due to unforeseen delays, the FCC has now moved the implementation date of the new universal service mechanism for nonrural carriers to January 2000. As a result, many state regulators are awaiting FCC action so they can design their universal service programs to be complementary with the FCC program. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. Specifically, the Fifth Circuit upheld the agency's decisions regarding: 1) several aspects of the high-cost support program, including implementation timing, separate treatment of rural carriers, the definition of service areas and use of the forward-looking costs to determine support; 2) no mandatory unbundling of supported services; 3) inclusion of commercial mobile radio service providers as universal service fund contributors; and 4) aspects of the schools and libraries program, including support for Internet access and internal connections and payments to non-telecommunications carriers. The Fifth Circuit reversed: 1) the assessment of contributions for schools and libraries fund based, in part, on intrastate revenues; 2) the rule prohibiting local telephone service providers from disconnecting low-income subscribers for non-payment of long distance charges; 3) the decision to assess high-cost fund contributions on primarily international carriers despite marginal interstate revenues; 4) the requirement that ILECs recover their contributions from access charges; and 5) the blanket prohibition on additional state eligibility requirements for carriers receiving high cost support. GTE is considering its options.

Price Cap

In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must complete its deliberations. The Court also stayed application of its order, allowing the status quo use of the 6.5% productivity factor pending conclusion of the FCC's further review.

Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making GTE's 1999 Annual Filing. The total annual financial impact of the reduction for the Company was $5.1 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In July 1999, GTE, along with a coalition of local exchange and long distance companies, submitted a proposal for interstate access charge and universal service reform to the FCC. It is likely that the FCC will put the coalition's proposal out for public comment in August 1999. The proposal would accelerate the shift in access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service.

On August 4, 1999, the FCC announced adoption of an Order that grants price cap LECs the ability to introduce new services without regulatory delay. The Order also offers the promise of progressively greater flexibility in setting the prices for interstate special access services as competition develops, gradually replacing regulation with competition as the primary means of setting prices. Although the text of the Order is not yet available, based upon the FCC press release, the FCC has taken a reasonable step towards lessening regulation of interstate special access. It appears the FCC has established a framework that will allow ILECs the ability to use some of the same pricing mechanisms offered by CLECs for special access services. The press release indicates the FCC has begun a new rulemaking proceeding that is likely to lead to additional pricing flexibility for interstate switched access services.

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

In an Order and Notice of Proposed Rulemaking (NPRM) released in August 1998, the FCC ruled that advanced services offered by an incumbent LEC are subject to the unbundling and resale requirements of the Telecommunications Act. In the NPRM, the FCC sought comment on extensive, new separate affiliate rules under which an incumbent LEC's affiliate could offer advanced services free from the unbundling and resale obligations of the Telecommunications Act. In addition, the NPRM sought comment on a number of issues regarding collocation, local loops, unbundling and resale obligations for network facilities needed for advanced services.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)


In March 1999, the FCC released an Order stemming from the August 1998 NPRM. In the Order the FCC adopted a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how incumbent LECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE has appealed this order to federal Court. The FCC also released a Further Notice of Proposed Rulemaking (FNPRM) seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). GTE will vigorously oppose line sharing.

The FCC has yet to release an order addressing separate affiliates, local loops, unbundling and resale.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residence customers because all customers benefit from the competitive environment created by LNP capability. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line.

Internet Service Traffic

Incumbent LECs are required to provide open access to all Internet service providers (ISPs), while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service).

GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The city of Portland, Oregon was first to adopt such a requirement and a subsequent federal court challenge by AT&T was denied. AT&T has appealed that decision and arguments will take place in October 1999. The FCC announced that it will file a brief to express its concern over the effect that the actions of local franchising authorities could have on the FCC's hands-off approach to the broadband market, and specifically address the importance of a national policy.

In July 1999, Broward County, Florida also adopted an ordinance requiring cable television franchisees to provide ISPs "nondiscriminatory equal access" to their cable modem platforms. AT&T subsequently announced that it would appeal that decision as well. Also, in July 1999, Comcast Cablevision and Advanced Cable Communications filed a lawsuit claiming Broward County violated the Communications Act by inserting unlawful requirements into the franchise agreement.


INTRASTATE REGULATORY DEVELOPMENTS

In January 1999, the Public Utilities Commission (PUC) issued a decision and order establishing rules and procedures for a framework that will govern telecommunications competition in Hawaii. Some of the order's significant rulings are: (1) the Company must offer its retail services to other telecommunications providers at a 15% discount, (2) all telecommunications providers will contribute to support a universal service fund, (3) the Company must recalculate its costs and prices for UNEs, and (4) reciprocal compensation will be provided to transport and terminate local calls, including calls for all ISPs. The

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)

Company also sought to have ISP traffic declared interstate and not subject to reciprocal compensation based on the FCC's ruling, but in May 1999, the PUC issued a ruling denying the Company's request.

In June 1999, the Company filed a rate rebalancing proposal in the rate design phase of its 1995 rate case. Included in the filing is a proposal to eliminate an 11.23% intrastate surcharge that is currently being applied to recover the revenue increase granted in the rate case. In July 1999, in response to a PUC order, the Company filed comments urging the PUC to proceed with the rate design phase of the rate case. The PUC sought the comments because of its concerns regarding the revenue requirement being based on 1995 test year data. A decision from the PUC is pending.

Briefs were filed in April 1998 related to the petitions filed by rural area communities to determine the adequacy of the telecommunications services provided by the Company in the South Kona and Puna districts of the island of Hawaii. In June 1998, the PUC issued an order granting a motion by TelHawaii to compel the Company to transfer its assets in Ka'u to TelHawaii. In April 1999, the First Circuit Court (Circuit Court) ruled that a forced sale or condemnation was illegal and violated both state and federal law. TelHawaii appealed the Circuit Court decision to the Hawaii Supreme Court (Supreme Court). In July 1999, the Supreme Court denied TelHawaii's appeal. Also in July 1999, TelHawaii filed a motion to dismiss their secondary appeal with the Supreme Court, indicating their intention to cease operations in the state of Hawaii. This motion was subsequently granted by the Supreme Court.


OTHER DEVELOPMENTS

Proposed Merger with Bell Atlantic Corporation

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings held in May 1999, the shareholders of each company approved the merger.

Both companies are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)


Tax Audits

In 1997, the State of Hawaii (the State) issued proposed notices of assessment to the Company for a $12 million tax deficiency pertaining to general excise tax
(GET) and public service company tax (PSCT) audits of years 1992-1994. In June 1999, a settlement was reached with the State. The Company had provided adequate reserve for the issue and the settlement did not have a material impact on the Company's results of operations or financial condition.


YEAR 2000 CONVERSION

State of Readiness

As of June 30, 1999, GTE has completed Year 2000 remediation, conducted system testing and returned to production the essential systems that support its domestic telecommunications businesses. GTE's portion of the public switched telephone network (PSTN) in the United States has been upgraded for Year 2000, and all of GTE's access lines are now operating using Year 2000 compliant central office switches and network elements.

GTE expects its Internet businesses to be Year 2000 compliant in the third quarter of 1999. Also in the third quarter, GTE's domestic wireless company, all international affiliate companies, and all remaining domestic companies will have completed the Year 2000 compliance of their systems.

GTE's remaining effort consists of quality assurance and validation of our Year 2000 efforts across our businesses; assuring forward compliance of our systems and services; planning for reasonably foreseeable contingencies associated with the millennium rollover; and staffing our corporate Year 2000 communications watch center through March 1, 2000.

Independent verification and validation is the final step in GTE's Year 2000 process. This quality assurance process is expected to be substantially complete in the third quarter of 1999. However, GTE will continue its periodic reviews conducted by internal audit into 2000. Program status will also continue to be reported each quarter to the Company's external auditors.

Cost to Address Year 2000 Issues

With the incorporation of the TELUS Year 2000 program, the estimated total multi-year cost of GTE's Year 2000 Program is not expected to exceed $400 million. Through June 30, 1999, expenditures totaled $320 million. The current estimate for the cost of remediation for the Company is approximately $9.7 million. Through June 30, 1999, expenditures totaled $6.1 million. Year 2000 remediation costs are expensed in the year incurred. Approximately 67% of GTE's program effort involves U.S. domestic operations. GTE has not elected to replace or accelerate the planned replacement of any systems due to the Year 2000 issue. As a result of completions in June 1999, GTE has begun to reduce the staff assigned to the Year 2000 program. From a program peak of over 1,200 full-time equivalent workers, we are currently staffed with an estimated 700 to 800 full-time equivalent workers (both company employees and contractors) worldwide.

Risks of Year 2000 Issues

With the completion of conversion and system testing, GTE believes that the risk of multiple, simultaneous Year 2000 disruptions affecting GTE's ability to provide basic services has been substantially eliminated. While isolated system issues may exist, the "most reasonably likely worse case scenario" would be any disruptions resulting from interoperability issues with other international carriers that have not completed their Year 2000 efforts.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)


Contingency Planning

GTE continues to enhance its normal business continuity planning to address potential Year 2000 interruptions. GTE's disaster preparedness recovery teams have included procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE has established a corporate Year 2000 communications watch center to be operational in Dallas, Texas from September 8, 1999 through March 1, 2000. The initial versions of these plans were completed during the second quarter of 1999. These plans will be kept current through the millennium rollover, and are expected to be tested (as appropriate) by the end of September 1999. GTE's Year 2000 contingency plans include business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology freeze period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; and coordination with other (non-PSTN) telecommunications providers.


RECENT ACCOUNTING PRONOUNCEMENT

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.


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

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, UNEs and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA (local access transport area) toll service markets; and (5) the success and expense of our remediation efforts and those of our suppliers, customers and all interconnecting carriers in achieving Year 2000 compliance.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's market risks since December 31, 1998.

PART II.  OTHER INFORMATION

               GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits required by Item 601 of Regulation S-K.

               12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

               27     Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the second quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GTE Hawaiian Telephone Company Incorporated
                                   --------------------------------------------
                                                  (Registrant)

Date:        August 12, 1999                 /s/ Stephen L. Shore
          ---------------------    --------------------------------------------
                                                 Stephen L. Shore
                                                   Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


 Exhibit
 Number                                 Description
---------    -------------------------------------------------------------------
   12        Statement re: Calculation of the Consolidated Ratio of Earnings to
             Fixed Charges

   27        Financial Data Schedule