Form 10-Q
period 1999-09-30
GTE HAWAIIAN TELEPHONE CO INC
filed 1999-11-12
CIK 46216

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

               For the quarterly period ended: SEPTEMBER 30, 1999

                                       or

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

                                                          YES   [X]    NO    [ ]

The Company had 10,000,000 shares of $25 par value common stock outstanding at October 31, 1999. The Company's common stock is 100% owned by GTE Corporation.

================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                       ------------------------------      ------------------------------
                                                           1999              1998              1999              1998
                                                       ------------      ------------      ------------      ------------
                                                                              (Dollars in Millions)
REVENUES AND SALES
     Local services                                    $       69.4      $       66.6      $      208.2      $      203.6
     Network access services                                   42.4              43.5             134.5             134.1
     Other services and sales                                  49.8              55.6             163.4             166.4
                                                       ------------      ------------      ------------      ------------

        Total revenues and sales                              161.6             165.7             506.1             504.1
                                                       ------------      ------------      ------------      ------------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                                64.6              63.1             183.8             203.1
     Selling, general and administrative                       25.9              26.5              93.7              83.8
     Depreciation and amortization                             30.1              28.5              92.6              87.4
                                                       ------------      ------------      ------------      ------------

        Total operating costs and expenses                    120.6             118.1             370.1             374.3
                                                       ------------      ------------      ------------      ------------

OPERATING INCOME                                               41.0              47.6             136.0             129.8

OTHER (INCOME) EXPENSE
     Interest - net                                             9.2              10.3              27.7              29.4
     Other - net                                               (0.6)             (1.2)             (1.4)             (2.1)
                                                       ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                                     32.4              38.5             109.7             102.5
     Income taxes                                              10.8              12.5              36.4              33.7
                                                       ------------      ------------      ------------      ------------

NET INCOME                                             $       21.6      $       26.0      $       73.3      $       68.8
                                                       ============      ============      ============      ============


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)

                                                                           September 30,     December 31,
                                                                               1999              1998
                                                                           -------------     ------------
                                                                              (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                              $        6.2      $        1.3
    Receivables, less allowances of $8.7 million and $6.5 million                 173.4             179.1
    Affiliate receivables                                                           7.5              13.0
    Inventories and supplies                                                       10.7              11.0
    Prepayments and other                                                           2.7              22.9
                                                                           ------------      ------------

       Total current assets                                                       200.5             227.3
                                                                           ------------      ------------

Property, plant and equipment, at cost                                          2,044.2           2,045.7
Accumulated depreciation                                                       (1,215.3)         (1,191.5)
                                                                           ------------      ------------

       Total property, plant and equipment, net                                   828.9             854.2
                                                                           ------------      ------------

Prepaid pension costs                                                             288.3             234.8
Other assets                                                                        9.2              12.1
                                                                           ------------      ------------

Total assets                                                               $    1,326.9      $    1,328.4
                                                                           ============      ============



The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                                 September 30,    December 31,
                                                                     1999            1998
                                                                 -------------    ------------
                                                                     (Dollars in Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
    Current maturities of long-term debt                         $        2.4     $        2.3
    Notes payable to affiliate                                           93.8             93.7
    Accounts payable                                                     61.2             47.7
    Affiliate payables                                                   21.2             30.6
    Other                                                                77.2            105.0
                                                                 ------------     ------------

       Total current liabilities                                        255.8            279.3
                                                                 ------------     ------------

Long-term debt                                                          461.7            467.5
Deferred income taxes                                                   185.5            150.8
Employee benefit plans and other                                         29.8             38.1
                                                                 ------------     ------------

       Total liabilities                                                932.8            935.7
                                                                 ------------     ------------

Shareholder's equity
    Common stock (10,000,000 shares issued)                             250.0            250.0
    Additional paid-in capital                                           92.9             91.1
    Retained earnings                                                    51.2             51.6
                                                                 ------------     ------------

       Total shareholder's equity                                       394.1            392.7
                                                                 ------------     ------------

Total liabilities and shareholder's equity                       $    1,326.9     $    1,328.4
                                                                 ============     ============



The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                              --------------------------
                                                                                 1999            1998
                                                                              ----------      ----------
                                                                                 (Dollars in Millions)
OPERATIONS
    Net income                                                                $     73.3      $     68.8
    Adjustments to reconcile net income to net cash from operations:
         Depreciation and amortization                                              92.6            87.4
         Provision for uncollectible accounts                                       12.7             9.5
         Changes in current assets and current liabilities                         (22.4)           28.4
         Deferred taxes and other - net                                            (11.3)          (24.8)
                                                                              ----------      ----------
       Net cash from operations                                                    144.9           169.3
                                                                              ----------      ----------
INVESTING
    Capital expenditures                                                           (66.3)          (90.5)
    Other - net                                                                      0.6              --
                                                                              ----------      ----------
       Net cash used in investing                                                  (65.7)          (90.5)
                                                                              ----------      ----------
FINANCING
    Long-term debt retired                                                          (5.3)           (1.5)
    Dividends                                                                      (74.5)          (24.7)
    Increase (decrease) in short-term obligations,
      excluding current maturities                                                   5.5           (44.4)
                                                                              ----------      ----------
       Net cash used in financing                                                  (74.3)          (70.6)
                                                                              ----------      ----------

Increase in cash and cash equivalents                                                4.9             8.2

Cash and cash equivalents:
    Beginning of period                                                              1.3             0.7
                                                                              ----------      ----------
    End of period                                                             $      6.2      $      8.9
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

NOTE 2.  CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1, the Company capitalized software expenditures of $3.2 million and $6.9 million, respectively, for the three and nine months ended September 30, 1999, which would have previously been expensed.

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

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

Item 2.       Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
               (Abbreviated pursuant to General Instruction H(2).)

RESULTS OF OPERATIONS

Net income increased 7% or $4.5 million for the nine months ended September 30, 1999, compared to the same period in 1998, primarily due to an overall increase in revenues and sales as well as a decline in total operating costs and expenses.


REVENUES AND SALES
(Dollars in Millions)                     Nine Months Ended
                                            September 30,
                                        ---------------------      Increase      Percent
                                          1999         1998       (Decrease)     Change
                                        --------     --------     ----------    --------
Local services                          $  208.2     $  203.6     $    4.6           2%
Network access services                    134.5        134.1          0.4          --
Other services and sales                   163.4        166.4         (3.0)         (2)%
                                        --------     --------      --------
   Total revenues and sales             $  506.1     $  504.1     $    2.0          --
                                        ========     ========      ========

Local Services Revenues

Local services revenues grew $4.6 million for the first nine months of 1999 compared to the same period in 1998. The increase was primarily the result of enhanced custom calling features which contributed $2.2 million in revenue growth. In addition, demand for operator and directory assistance services added $1.3 million to the increase.

Network Access Services Revenues

Network access services revenues increased for the first nine months of 1999 driven by a 10% increase in minutes of use, which generated additional revenues of $4.6 million. Special access revenues grew by $8.0 million as a result of greater demand for increased bandwidth services by high-capacity users. End user surcharges, primarily as a result of implementation of the local number portability surcharge, also contributed $1.2 million to the increase. Partially offsetting these increases was a decrease of $13.6 million reflecting the impact of interstate and intrastate access price changes.

Other Services and Sales Revenues

Other services and sales revenues decreased $3.0 million in the first nine months of 1999 primarily due to the timing of directory advertising revenues and lower toll revenues, which contributed $4.6 million and $1.5 million, respectively, to the decrease. This decline was partially offset by increased revenues from rental activity of $3.5 million.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

Item 2.       Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
               (Abbreviated pursuant to General Instruction H(2).)




OPERATING COSTS AND EXPENSES
(Dollars in Millions)                            Nine Months Ended
                                                   September 30,
                                             -------------------------      Increase         Percent
                                                1999          1998         (Decrease)        Change
                                             ----------     ----------     ----------      ----------
Cost of services and sales                   $    183.8     $    203.1     $    (19.3)          (10)%
Selling, general and administrative                93.7           83.8            9.9            12%
Depreciation and amortization                      92.6           87.4            5.2             6%
                                             ----------     ----------      ----------
   Total operating costs and expenses        $    370.1     $    374.3     $     (4.2)           (1)%
                                             ==========     ==========      ==========


Total operating costs and expenses decreased for the nine months ended September 30, 1999, compared to the same period in 1998. Due to the employee-reduction program initiated earlier this year and the resulting settlement of pension obligations, the Company was able to immediately recognize pension plan gains that have accumulated in excess of the employee obligations. These favorable pension settlement gains were $26.6 million in the first nine months of 1999 and contributed to the decrease in operating costs and expenses. Partially offsetting this reduction in cost was a one-time special charge of $7.2 million associated with employee separation programs completed in the first quarter of 1999, and favorable adjustments in the third quarter of 1998 of certain employee benefits and other liabilities in the amount of $5.2 million. These reductions were further offset by a $3.5 million increase in material costs reflecting customer and access line growth and increased telecommunications equipment sales volume. Depreciation expense increased $1.6 million in the first nine months of 1999 compared to the same period in 1998 as a result of higher average plant balances. The increase in depreciation and amortization expense was also attributable to the amortization of previously capitalized software associated with the implementation of new administrative systems within the Company.

OTHER INCOME STATEMENT ITEMS

Income tax expense increased 8% or $3 million for the nine months ended September 30, 1999 compared to the same period in 1998, primarily due to an increase in pretax income.


INTERSTATE REGULATORY DEVELOPMENTS

During the third quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the third quarter of 1999, to meet the wholesale requirements of new competitors. To date, GTE has signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)


Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on their merits by the Eighth Circuit. On the other hand, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive local exchange carriers (CLECs). This latter ruling has led to a proceeding before the FCC concerning what elements had to be offered and under what conditions.

In September 1999, the FCC voted on the matter and the order was issued on November 5, 1999. The FCC reaffirmed that incumbents must provide unbundled access to five of the original seven network elements. ILECs are no longer required to provide unbundled operator services, including directory assistance. In addition, in certain circumstances, local and tandem switching need not be unbundled. The FCC also found that state commissions can require ILECs to unbundle additional elements as long as they are consistent with the requirements of the Telecommunications Act and the national policy framework instituted in the FCC's order. Furthermore, the order precludes states from removing network elements from the FCC's list of unbundling obligations.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. The major issues are: (1) the FCC's cost methodology used to set prices, (2) its methodology for setting wholesale discounts, (3) the "proxy rates" it set for interconnection, UNEs, and wholesale discounts, (4) whether ILECs should be required to combine UNEs that are not already combined, and (5) whether the FCC can require ILECs to provide "superior quality" to competitors than what the ILEC provides to itself. Parties to this action have filed briefs and participated in oral arguments on September 17, 1999. A court decision is expected during the first quarter of 2000.

Universal Service

GTE is active before both state and federal regulators advocating development and implementation of measures that will meet the requirements of the universal service provisions of the Telecommunications Act. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide an explicit replacement mechanism.

In October 1998, the FCC issued an order selecting a cost model for universal service. On October 22, 1999, the FCC adopted an order selecting the cost inputs for the federal universal service cost model. Due to unforeseen delays, the FCC has now moved the implementation date of the new universal service mechanism for non-rural carriers to January 2000. As a result, many state regulators are awaiting FCC action so they can design their universal service programs to be complementary with the FCC program.

In July 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. The FCC filed a Motion For Stay of the Fifth Circuit's mandate so that additional time could be granted to address the implementation issues associated with changing its existing methods of assessment and carrier recovery of universal service contributions. GTE and several other parties also asked the Fifth Circuit for rehearing on several issues. However, in September 1999 the Fifth Circuit denied all motions for stay and/or rehearing, and established November 1, 1999 as the effective date for the original decision.

On October 8, 1999, the FCC released two orders in response to the Fifth Circuit decision. One order permits ILECs to continue to recover their universal service contributions from access charges or to establish end user charges. The second order changed the contribution basis for school/library funding to eliminate calculations based upon intrastate revenues.

On November 4, 1999, the FCC released an order dealing with implementation of the new FCC federal high cost

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)

support mechanism for non-rural ILECs. The effective date for the new federal universal service plan is January 1, 2000. This plan will take contributions to the federal fund and distribute them to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today.

Price Cap

In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base factor and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must complete its deliberations. The Court also stayed application of its order, allowing the status quo use of the 6.5% productivity factor pending conclusion of the FCC's further review.

Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1999 Annual Filing. The total annual financial impact of the reduction was $113 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In July 1999, GTE, along with a coalition of local exchange and long-distance companies, submitted a proposal for interstate access charge and universal service reform to the FCC. The proposal would accelerate the shift in access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service. In September 1999, the FCC put the coalition's proposal out for public comment.

In August 1999, the FCC released an order pertaining to access reform and pricing flexibility. The order grants price cap LECs immediate flexibility under certain circumstances to deaverage certain access services and permits the introduction of new services on a streamlined basis, without prior FCC approval.

Advanced Telecommunications Services

The Telecommunications Act required the FCC to "encourage the deployment on a reasonable and timely basis of advanced telecommunications capability to all Americans." Further, the FCC was required to conduct a proceeding aimed at determining the availability of advanced telecommunications, and to take action to remove barriers to infrastructure investment and to promote competition.

In March 1999, the FCC released an order adopting a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how ILECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE has appealed this order to federal court. The FCC also released a Further Notice of Proposed Rulemaking (FNPRM) seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). An order from the FCC on line sharing is expected in the fourth quarter of 1999.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)


Number Portability

In December 1998, the FCC released an order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residence customers because all customers benefit from the competitive environment created by LNP capability. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line.

Internet Service Traffic

ILECs are required to provide open access to all Internet service providers
(ISPs), while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service). GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The City of Portland, Oregon was first to adopt such a requirement and AT&T has appealed that decision. Arguments took place November 1, 1999 before the Ninth Circuit Court.

In October 1999, GTE's Internetworking unit filed an antitrust lawsuit contending that cable TV providers' refusal to provide ISPs with "open access" to cable modem platforms is a violation of federal antitrust law. The lawsuit filed in the U.S. District Court in Pittsburgh, names Tele-Communications, Inc., (now a unit of AT&T Corp.), Comcast Corp., and Excite@Home and seeks an injunction to require open access and damages.

GTE's interconnection contracts with CLECs specify that parties compensate each other for the exchange of local traffic, defined as traffic that is originated by an end user of one party and terminating to the end user of the other party within GTE's current local serving area. It is GTE's position that ISP traffic does not satisfy the definition of local traffic, and that no compensation should be paid to CLECs that switch this traffic to their ISP customers. In a recent ruling, the FCC has clarified that ISP traffic is largely interstate, does not "terminate" in GTE's local serving area, and based on an end-to-end analysis of the call, is not local traffic. Consistent with this recent ruling, GTE has been disputing and litigating bills from CLECs on these calls.


INTRASTATE REGULATORY DEVELOPMENTS

In January 1999, the Public Utilities Commission (PUC) issued a decision and order establishing rules and procedures for a framework that will govern telecommunications competition in Hawaii. Some of the order's significant rulings are: (1) the Company must offer its retail services to other telecommunications providers at a 15% discount, (2) all telecommunications providers will contribute to support a universal service fund, (3) the Company must recalculate its costs and prices for UNEs, and (4) reciprocal compensation will be provided to transport and terminate local calls, including calls for all ISPs. The Company also sought to have ISP traffic declared interstate and not subject to reciprocal compensation based on the FCC's ruling, but in May 1999, the PUC issued a ruling denying the Company's request.

In June 1999, the Company filed a rate rebalancing proposal in the rate design phase of its 1995 rate case. Included in the filing is a proposal to eliminate an 11.23% intrastate surcharge that is currently being applied to recover the revenue increase granted in the rate case. In July 1999, in response to a PUC order, the Company filed comments urging the PUC to proceed with the rate design phase of the rate case. The PUC sought the comments because of its concerns regarding the revenue requirement being based on 1995 test year data. In September 1999, the PUC issued

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)

an order closing the 1995 Rate Case and making the intrastate surcharge permanent. It further ordered the Company to submit a new rate application and provide a schedule for a new rate proceeding which was submitted in October 1999.

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

Both companies are working diligently to complete the merger and are targeting completion of the merger around the end of the first quarter of 2000. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, given the inherent uncertainties of the regulatory process, the closing of the merger may be delayed.

Tax Audits

In 1997, the State of Hawaii (the State) issued proposed notices of assessment to the Company for a $12 million tax deficiency pertaining to general excise tax and public service company tax audits of years 1992 through 1994. In June 1999, a settlement was reached with the State. The Company had provided adequate reserve for the issue and the settlement did not have a material impact on the Company's results of operations or financial condition.


YEAR 2000 CONVERSION

State of Readiness

GTE has completed Year 2000 remediation, conducted system testing and returned to production the essential systems that support its domestic telecommunications businesses. GTE's portion of the public switched telephone network (PSTN) in the United States has been upgraded for Year 2000, and all of GTE's access lines are now operating using Year 2000 compliant central office switches and network elements. All other GTE business units are substantially complete in Year 2000 conversion and testing and are expected to be 100% complete by the end of November 1999.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued
               (Abbreviated pursuant to General Instruction H(2).)

GTE's remaining efforts continue through March 2000 and consist of quality assurance and validation of Year 2000 efforts across businesses; assuring forward compliance of systems and services; planning for reasonably foreseeable contingencies associated with the millennium rollover; and operation of our corporate Year 2000 communications watch center.

Cost to Address Year 2000 Issues

The estimated total multi-year cost of GTE's Year 2000 Program remains unchanged and is not expected to exceed $400 million. Through September 30, 1999, expenditures totaled $358 million. The current estimate for the cost of remediation for the Company is approximately $9.7 million. Through September 30, 1999, expenditures totaled $6.4 million. Year 2000 remediation costs are expensed in the year incurred. Approximately 68% of GTE's program effort involves U.S. domestic operations. GTE's majority-owned subsidiaries have not elected to replace or accelerate the planned replacement of any systems due to the Year 2000 issue. GTE has begun to reduce the staff assigned to the Year 2000 program. From a program peak of over 1,200 full-time equivalent workers, we are currently staffed with an estimated 500 full-time equivalent workers (both company employees and contractors) worldwide.

Risks of Year 2000 Issues

With the completion of conversion and system testing, GTE believes that the risk of multiple, simultaneous Year 2000 disruptions affecting GTE's ability to provide basic services has been substantially eliminated. While isolated system issues may arise, the "most reasonably likely worse case scenario" would be any disruptions resulting from interoperability issues with other international carriers that have not completed their Year 2000 efforts or other circumstances outside of GTE's control.

Contingency Planning

GTE continues to enhance its normal business continuity planning to address potential Year 2000 interruptions. GTE's disaster preparedness recovery plans include procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE has established a corporate Year 2000 communications watch center that is now operational. Located in Dallas, Texas, the watch center will remain operational (as required) through March 1, 2000. The initial versions of our contingency plans were completed during the second quarter of 1999. These contingency plans will be kept current through the millennium rollover, and are being tested (as appropriate). As of September 30, 1999, 79% of the contingency plans have completed testing, and the remaining plans are expected to complete testing by the end of November 1999. GTE's Year 2000 contingency plans include business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology freeze period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; and coordination with other (non-PSTN) telecommunications providers.


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

           GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits required by Item 601 of Regulation S-K.

               12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

               27     Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the third quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GTE Hawaiian Telephone Company Incorporated
                                     -------------------------------------------
                                                    (Registrant)


Date:  November 10, 1999               /s/ Stephen L. Shore
     --------------------            -------------------------------------------
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