Form 10-Q
period 2000-03-31
GTE HAWAIIAN TELEPHONE CO INC
filed 2000-05-12
CIK 46216

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended: MARCH 31, 2000

                                       or

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

                                                           YES  [X]    NO   [ ]

The Company had 10,000,000 shares of $25 par value common stock outstanding at April 30, 2000. The Company's common stock is 100% owned by GTE Corporation.

===============================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                 -------------------------------
                                                                     2000             1999
                                                                 -------------    --------------
                                                                     (Dollars in Millions)
REVENUES AND SALES
     Local services                                              $        71.4    $        68.4
     Network access services                                              41.7             45.2
     Other services and sales                                             42.6             42.9
                                                                 -------------    --------------

        Total revenues and sales                                         155.7            156.5
                                                                 -------------    --------------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                                           67.3             61.6
     Selling, general and administrative                                  29.6             38.1
     Depreciation and amortization                                        31.5             31.9
                                                                 -------------    --------------

        Total operating costs and expenses                               128.4            131.6
                                                                 -------------    --------------

OPERATING INCOME                                                          27.3             24.9

OTHER (INCOME) EXPENSE
     Interest - net                                                        8.9              9.2
     Other - net                                                           0.3             (0.7)
                                                                 -------------    --------------

INCOME BEFORE INCOME TAXES                                                18.1             16.4
     Income taxes                                                          6.3              4.7
                                                                 -------------    --------------

NET INCOME                                                       $        11.8    $        11.7
                                                                 =============    ==============




Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (Unaudited)

                                                                           March 31,            December 31,
                                                                              2000                  1999
                                                                        ---------------       ---------------
                                                                                 (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                           $           3.2       $           2.3
    Receivables, less allowances of $6.4 million and $4.2 million                 133.7                 156.1
    Affiliate receivables                                                           7.1                  14.5
    Inventories and supplies                                                        7.3                   5.5
    Prepayments and other                                                          16.5                  16.1
                                                                        ---------------       ---------------
       Total current assets                                                       167.8                 194.5
                                                                        ---------------       ---------------


Property, plant and equipment, at cost                                          2,088.1               2,069.2
Accumulated depreciation                                                       (1,259.5)             (1,233.9)
                                                                        ---------------       ---------------
       Total property, plant and equipment, net                                   828.6                 835.3
                                                                        ---------------       ---------------


Prepaid pension costs                                                             321.0                 308.3
Other assets                                                                       22.9                  19.3
                                                                        ---------------       ---------------
Total assets                                                            $       1,340.3       $       1,357.4
                                                                        ===============       ===============




The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                                 March 31,           December 31,
                                                                    2000                 1999
                                                             ---------------        --------------
                                                                      (Dollars in Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
    Current maturities of long-term debt                     $           3.0       $           3.0
    Note payable to affiliate                                           82.4                 101.7
    Accounts payable                                                    50.1                  47.8
    Affiliate payables                                                  27.1                  26.1
    Advanced billings and customer deposits                             23.5                  14.2
    Dividends payable                                                   27.0                  17.0
    Accrued interest                                                     5.1                  12.5
    Other                                                               27.8                  32.2
                                                             ---------------       ---------------
       Total current liabilities                                       246.0                 254.5
                                                             ---------------       ---------------


Long-term debt                                                         460.8                 461.6
Deferred income taxes                                                  222.4                 210.9
Employee benefit plans and other                                        24.8                  29.1
                                                             ---------------       ---------------
       Total liabilities                                               954.0                 956.1
                                                             ---------------       ---------------


Shareholder's equity
    Common stock (10,000,000 shares issued)                            250.0                 250.0
    Additional paid-in capital                                          93.4                  93.3
    Retained earnings                                                   42.9                  58.0
                                                             ---------------       ---------------
       Total shareholder's equity                                      386.3                 401.3
                                                             ---------------       ---------------
Total liabilities and shareholder's equity                   $       1,340.3       $       1,357.4
                                                             ===============       ===============




The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                   ----------------------------
                                                                                     2000                 1999
                                                                                   -------              -------
                                                                                       (Dollars in Millions)
OPERATIONS
    Net income                                                                     $  11.8              $  11.7
    Adjustments to reconcile net income to net cash from operations:
      Depreciation and amortization                                                   31.5                 31.9
      Employee retirement benefits                                                   (14.4)               (10.1)
      Provision for uncollectible accounts                                             2.1                  1.9
      Changes in current assets and current liabilities                               26.7                 18.5
      Deferred income taxes and other - net                                            4.5                 12.8
                                                                                   -------              -------
       Net cash from operations                                                       62.2                 66.7
                                                                                   -------              -------

INVESTING
    Capital expenditures                                                             (24.4)               (15.8)
    Other - net                                                                       --                    0.5
                                                                                   -------              -------
       Net cash used in investing                                                    (24.4)               (15.3)
                                                                                   -------              -------

FINANCING
    Long-term debt retired                                                            (0.6)                (4.4)
    Dividends paid                                                                   (17.0)               (18.5)
    Net change in affiliates notes                                                   (19.3)               (26.0)
                                                                                   -------              -------
       Net cash used in financing                                                    (36.9)               (48.9)
                                                                                   -------              -------


Increase in cash and cash equivalents                                                  0.9                  2.5


Cash and cash equivalents:
    Beginning of period                                                                2.3                  1.3
                                                                                   -------              -------
    End of period                                                                  $   3.2              $   3.8
                                                                                   =======              =======


The accompanying notes are an integral part of these statements.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

GTE Hawaiian Telephone Company Incorporated (the Company) is incorporated under the laws of the State of Hawaii and is a subsidiary of GTE Corporation (GTE).

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

Reclassifications of prior year data have been made, where appropriate, to conform to the 2000 presentation.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.

NOTE 3.  DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by GTE Directories. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills GTE Directories for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the three months ended March 31, 2000 decreased $0.3 million and less than $0.1 million, respectively, compared to the first quarter of 1999.

NOTE 4.  PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

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

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. All state regulatory commissions have now approved the merger and the only remaining approval is required from the Federal Communications Commission.

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

RESULTS OF OPERATIONS

Net income increased $0.1 million or 1% for the three months ended March 31, 2000, compared to the same period in 1999, primarily due to a decline in total operating costs and expenses, partially offset by a slight decline in total revenues.


REVENUES AND SALES
(Dollars in Millions)                  Three Months Ended
                                             March 31,
                                       -------------------           Increase       Percent
                                         2000        1999           (Decrease)      Change
                                       -------     -------           -------        -------
    Local services                     $  71.4     $  68.4           $   3.0           4%
    Network access services               41.7        45.2              (3.5)         (8)%
    Other services and sales              42.6        42.9              (0.3)         (1)%
                                       -------     -------           -------
       Total revenues and sales        $ 155.7     $ 156.5           $  (0.8)         (1)%
                                       =======     =======           =======

Local Services Revenues

The increase in local services revenues in the first quarter of 2000 was primarily due to an increase in revenues from operator and directory assistance services of $2.2 million. Greater demand for enhanced custom calling features, such as SmartCall(R) services, contributed an additional $0.5 million in local services revenue growth for the first quarter of 2000.

Network Access Services Revenues

Minutes of use increased 4%, generating additional revenues of $0.5 million for the first quarter of 2000 compared to the first quarter of 1999. Special access revenues grew by $0.9 million as a result of greater demand for increased bandwidth services by high-capacity users. The overall decrease in network access services revenues was driven by mandated interstate and intrastate access price reductions of $4.4 million.

OPERATING COSTS AND EXPENSES
(Dollars in Millions)                                Three Months Ended
                                                          March 31,
                                                    --------------------        Increase     Percent
                                                      2000        1999         (Decrease)    Change
                                                    -------     --------        ---------    -------
    Cost of services and sales                      $  67.3     $   61.6        $  5.7          9%
    Selling, general and administrative                29.6         38.1          (8.5)       (22)%
    Depreciation and amortization                      31.5         31.9          (0.4)        (1)%
                                                    -------     --------        ------
       Total operating costs and expenses           $ 128.4     $  131.6        $ (3.2)        (2)%
                                                    =======     ========        ======


Operating costs and expenses decreased $3.2 million in the first quarter of 2000 compared to the same period in 1999. The decrease was primarily due to a one-time special charge of $7.2 million in the first quarter of 1999 associated with employee separation programs. Partially offsetting this decrease was an increase in access charges of $1.1 million, primarily due to increased competitive local exchange carrier (CLEC) activity. Higher costs of $3.3 million associated with higher telecommunications equipment sales volume and increased costs for new initiatives, such as digital subscriber line (DSL) service, further offset the decrease in operating costs and expenses.

         GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

       (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)


OTHER INCOME STATEMENT ITEMS

The $1.0 million change in other - net was primarily due to foreign currency translation gains from international toll operations in the first quarter of 2000.

Income taxes increased $1.6 million or 34% in the first quarter of 2000 compared to the same period in 1999, primarily due to a corresponding increase in pretax income and a decrease in the portion of income from nontaxable foreign operations.


INTERSTATE REGULATORY DEVELOPMENTS

During the first quarter of 2000, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in 2000 to meet the wholesale requirements of new competitors. GTE has continued to sign interconnection agreements with other carriers, providing them the capability to purchase unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks.

Universal Service

In November 1999, the Federal Communications Commission (FCC) released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural incumbent local exchange carriers (ILECs), including GTE. The effective date for the new federal universal service plan was January 1, 2000. This plan will distribute federal high cost funds to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today. U S WEST has appealed this order on the basis that it fails to provide a sufficient amount of support. This FCC order also established a May 1, 2000 deadline by which state commissions must create at least three deaveraged price zones for UNEs. In January 2000, GTE requested the FCC grant a one year delay to give state commissions ample opportunity to implement deaveraged retail rates and establish state universal service funds in concert with UNE deaveraging. However, on April 6, 2000, the FCC denied GTE's request for an extension of time. The FCC expects state commissions, rather than the individual telephone companies, to file a waiver of the May 1, 2000 deadline, if necessary. On April 28, 2000, the FCC granted temporary waivers to seven state commissions allowing them to delay compliance up to six months. The remaining states that GTE operates in have already adopted permanent deaveraged UNE rates.


OTHER DEVELOPMENTS

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

         GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

   Management's Discussion and Analysis of Results of Operations - Continued
       (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)


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

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by GTE Directories. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills GTE Directories for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the three months ended March 31, 2000 decreased $0.3 million and less than $0.1 million, respectively, compared to the first quarter of 1999. Other services and sales revenues and operating income for the year ended December 31, 2000 are expected to decrease by approximately $41.1 million and $35.6 million, respectively, compared to 1999.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.


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

         GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES

   Management's Discussion and Analysis of Results of Operations - Continued
       (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)



The future results of the Company could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; and (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA (local access and transport area) toll service markets.

PART II.  OTHER INFORMATION

          GTE HAWAIIAN TELEPHONE COMPANY INCORPORATED AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits required by Item 601 of Regulation S-K.

               10 Material Contracts - Letter Agreement between GTE Service Corporation and John Appel

               12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

               27     Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the first quarter of 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GTE Hawaiian Telephone Company Incorporated
                                -----------------------------------------------
                                               (Registrant)


Date:      May 12, 2000                   /s/ Stephen L. Shore
           ------------         -----------------------------------------------
                                               Stephen L. Shore
                                                Controller
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX

     Exhibit
      Number               Description
     -------               -----------
        10         Material Contracts - Letter Agreement between GTE
                   Service Corporation and John Appel

        12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27         Financial Data Schedule
