Form 10-Q
period 2000-06-30
GTE HAWAIIAN TELEPHONE CO INC
filed 2000-08-14
CIK 46216

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

                  For the quarterly period ended: June 30, 2000

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the transition period from _______ to _______

                         Commission File Number 2-33059

                               VERIZON HAWAII INC.
           (Former Name: GTE Hawaiian Telephone Company Incorporated)


               HAWAII                                    99-0049500
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08, Irving, Texas             75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

         Registrant's telephone number, including area code 972-507-5000


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF GTE CORPORATION, A WHOLLY-OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION (D/B/A VERIZON COMMUNICATIONS), MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H)(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      YES   [X]    NO   [ ]

================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             VERIZON HAWAII INC.
             Condensed Consolidated Statements of Income (Unaudited)


                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                 ----------------------------   ----------------------------
                                                    2000           1999              2000           1999
                                                 -------------  -------------   -------------  -------------
                                                                    (Dollars in Millions)
REVENUES AND SALES
     Local services                              $      78.0    $       74.8    $      154.7   $      147.5
     Network access services                            43.2            47.0            85.1           92.7
     Other services and sales                           39.7            66.2            76.7          104.3
                                                 ------------   -------------   -------------  -------------
        Total revenues and sales                       160.9           188.0           316.5          344.5
                                                 ------------   -------------   -------------  -------------

OPERATING COSTS AND EXPENSES
     Operations and support                             66.2            87.4           163.0          187.1
     Depreciation and amortization                      31.4            29.6            62.3           61.0
                                                 ------------   -------------   -------------  -------------
        Total operating costs and expenses              97.6           117.0           225.3          248.1
                                                 ------------   -------------   -------------  -------------

OPERATING INCOME                                        63.3            71.0            91.2           96.4

OTHER (INCOME) EXPENSE
     Interest - net                                      9.5             9.3            18.4           18.5
     Other - net                                        (0.4)           (0.1)           (0.1)          (0.8)
                                                 ------------   -------------   -------------  -------------

INCOME BEFORE INCOME TAXES                              54.2            61.8            72.9           78.7
     Income taxes                                       21.5            21.2            28.0           26.1
                                                 ------------   -------------   -------------  -------------

NET INCOME                                       $      32.7    $       40.6    $       44.9   $       52.6
                                                 ============   =============   =============  =============

The accompanying notes are an integral part of these statements.

                             VERIZON HAWAII INC.
               Condensed Consolidated Balance Sheets (Unaudited)

                                                                          June 30,          December 31,
                                                                            2000                1999
                                                                        --------------     --------------
                                                                              (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                           $        3.6       $        2.3
    Receivables, less allowances of $5.8 million and $4.2 million              111.9              156.1
    Affiliate receivables                                                        7.8               14.5
    Inventories and supplies                                                    10.1                5.5
    Prepayments and other                                                        6.1               16.1
                                                                        --------------     --------------
       Total current assets                                                    139.5              194.5
                                                                        --------------     --------------

Property, plant and equipment, at cost                                       2,066.0            2,045.4
Accumulated depreciation                                                    (1,259.7)          (1,222.9)
                                                                        --------------     --------------
       Total property, plant and equipment, net                                806.3              822.5
                                                                        --------------     --------------

Prepaid pension costs                                                          374.0              308.3
Other assets                                                                    26.5               19.3
                                                                        --------------     --------------
Total assets                                                            $    1,346.3       $    1,344.6
                                                                        ==============     ==============




The accompanying notes are an integral part of these statements.

                             VERIZON HAWAII INC.
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                             June 30,           December 31,
                                                               2000                 1999
                                                          --------------      ----------------
                                                                 (Dollars in Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
    Current maturities of long-term debt                  $         3.0       $        3.0
    Note payable to affiliate                                      38.0              101.7
    Accounts payable                                               28.8               47.8
    Affiliate payables and accruals                                74.9               26.1
    Advanced billings and customer deposits                        24.0               14.2
    Dividends payable                                              12.0               17.0
    Accrued interest                                               12.6               12.5
    Other                                                          46.8               32.2
                                                          --------------      -------------
       Total current liabilities                                  240.1              254.5
                                                          --------------      -------------

Long-term debt                                                    460.2              461.6
Deferred income taxes                                             229.6              211.9
Employee benefit plans and other                                   22.7               29.1
                                                          --------------      -------------
       Total liabilities                                          952.6              957.1
                                                          --------------      -------------

Shareholder's equity
    Common stock (10,000,000 shares issued)                       250.0              250.0
    Additional paid-in capital                                    125.5               93.3
    Retained earnings                                              18.2               44.2
                                                          --------------      -------------
       Total shareholder's equity                                 393.7              387.5
                                                          --------------      -------------

Total liabilities and shareholder's equity                $     1,346.3       $    1,344.6
                                                          ==============      =============




The accompanying notes are an integral part of these statements.

                             VERIZON HAWAII INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                   -----------------------------
                                                        2000           1999
                                                   -------------    ------------
                                                      (Dollars in Millions)
OPERATIONS

       Net cash from operations                    $     155.2      $    113.0
                                                   -------------    ------------

INVESTING
    Capital expenditures                                 (45.0)          (39.1)
    Other - net                                             --             0.5
                                                   -------------    ------------
       Net cash used in investing                        (45.0)          (38.6)
                                                   -------------    ------------

FINANCING
    Long-term debt retired                                (1.2)           (4.8)
    Dividends                                            (44.0)          (69.5)
    Net change in affiliate notes                        (63.7)             --
                                                   -------------    ------------
       Net cash used in financing                       (108.9)          (74.3)
                                                   -------------    ------------

Increase in cash and cash equivalents                      1.3             0.1

Cash and cash equivalents:
    Beginning of period                                    2.3             1.3
                                                   -------------    ------------
    End of period                                  $       3.6      $      1.4
                                                   =============    ============





The accompanying notes are an integral part of these statements.

                             VERIZON HAWAII INC.
           Consolidated Statement of Shareholder's Equity (Unaudited)

                                                                    Additional
                                                      Common          Paid-In         Retained
                                                      Stock           Capital         Earnings          Total
                                                  -------------   --------------   -------------   --------------
                                                                     (Dollars in Millions)
Shareholder's equity, December 31, 1999           $      250.0    $       93.3     $       44.2    $      387.5

Net income                                                                                 44.9            44.9
Tax benefit from exercise of stock options                                 0.2                              0.2
Dividends declared                                                                        (39.0)          (39.0)
Capital contributions from Parent                                         32.0                             32.0
Dividend paid to Parent                                                                   (32.0)          (32.0)
Other                                                                                       0.1             0.1
                                                  -------------   --------------   -------------   --------------
Shareholder's equity, June 30, 2000               $      250.0    $      125.5     $       18.2    $      393.7
                                                  =============   ==============   =============   ==============




The accompanying notes are an integral part of these statements.

                             VERIZON HAWAII INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

Verizon Hawaii Inc. (the Company), formerly GTE Hawaiian Telephone Company Incorporated, is a wholly-owned subsidiary of GTE Corporation (GTE), which is a wholly-owned subsidiary of Bell Atlantic Corporation (d/b/a Verizon Communications). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission
(SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE (see Note 2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2.  BELL ATLANTIC - GTE MERGER

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

Results of operations for June 30, 2000 include merger-related pre-tax costs totaling approximately $17.8 million consisting of direct incremental costs and employee severance costs. These costs include the Company's allocated share of merger-related costs from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support Expenses.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under preexisting Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's balance sheets as a component of "Employee benefit plans and other."

Conforming Accounting Adjustments

Results of operations also include adjustments that were required to conform the Company's accounting policies and presentation to that of Verizon
Communications. As a result of these adjustments, operating income was increased by $1.4 million and $1.5 million for the six months ended June 30, 2000 and 1999, respectively.

NOTE 3.  DIVIDEND

On July 30, 2000, the Company declared and paid a dividend in the amount of $12.0 million to Verizon Communications.

Prior to the closing of the GTE merger with Bell Atlantic, a $32 million dividend was declared and paid to GTE. Upon the payment of this dividend, a capital contribution in the same amount was made by GTE to the Company.

                             VERIZON HAWAII INC.
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

NOTE 4. DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the six months ended June 30, 2000 decreased $27.3 million and $23.7 million, respectively, compared to the first half of 1999.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. The Company must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

The Company is currently evaluating the provisions of SFAS No. 133 and No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

FASB Interpretation - Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 will not have a material impact on the Company's results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the

                             VERIZON HAWAII INC.
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101 on its results of operations and financial position.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a materially adverse effect on the results of operations or the financial position of the Company.

Federal and state regulatory conditions to the merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on the net income in future periods. Over the remainder of 2000, based on preliminary estimates, the cost of satisfying these commitments is likely to impact the net income of Verizon Communications on a consolidated basis by approximately $275 to $325 million. The estimated impact on each operating telephone subsidiary is still being assessed.

                             VERIZON HAWAII INC.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

RESULTS OF OPERATIONS

Net income decreased $7.7 million or 15% for the six months ended June 30, 2000 compared to the same period in 1999, primarily due to a decline in other services and sales revenues, partially offset by a decrease in operations and support costs and expenses.

The Company's results for 2000 and 1999 were affected by special items. The special items in both periods include the Company's allocated share of charges from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis.

The following table shows how special items are reflected in the Company's condensed statements of income for each period:

(Dollars in Millions)
Six Months Ended June 30,                                 2000           1999
--------------------------------------------------------------------------------
Revenues and Sales
   Regulatory Contingency                             $      1.0    $        --
                                                      -----------   ------------

Operations and Support Expenses
  Bell Atlantic-GTE merger costs                            17.8             --
  Conforming accounting adjustments                         (1.4)          (1.5)
                                                      -----------   ------------
                                                            16.4           (1.5)
                                                      -----------   ------------
Total                                                 $     17.4    $      (1.5)
                                                      ===========   ============

What follows is a further explanation of the nature of these special items.

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

Results of operations for June 30, 2000 include merger-related pre-tax costs totaling approximately $17.8 million consisting of direct incremental costs and employee severance costs.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under preexisting Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's balance sheets as a component of "Employee benefit plans and other."

                             VERIZON HAWAII INC.

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)


Conforming Accounting Adjustments

Results of operations also include adjustments that were required to conform the Company's accounting policies and presentation to that of Verizon
Communications. As a result of these adjustments, operating income was increased by $1.4 million and $1.5 million for the six months ended June 30, 2000 and 1999, respectively.

Regulatory Contingency

In the second quarter of 2000, the Company recognized a charge for a regulatory matter totaling $1.0 million. The Company recorded a reduction to operating revenue in the amount of $1.0 million. This matter relates to a specific issue currently under investigation by federal regulatory commissions. The Company believes that it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest.

REVENUES AND SALES
(Dollars in Millions)                                    Six Months Ended
                                                             June 30,
                                                    --------------------------     Increase      Percent
                                                       2000           1999        (Decrease)     Change
                                                    -----------    -----------   ------------  ----------
  Local services                                    $    154.7     $    147.5    $       7.2         5%
  Network access services                                 85.1           92.7           (7.6)       (8)%
  Other services and sales                                76.7          104.3          (27.6)      (26)%
                                                    -----------    -----------   ------------

     Total revenues and sales                       $    316.5     $    344.5    $    (28.0)        (8)%
                                                    ===========    ===========   ============

Local Services Revenues

Local services revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Cellular service providers also pay access charges for cellular calls transported by Verizon Hawaii Inc. (the Company). Local services revenues increased in the first half of 2000 compared to the first half of 1999 primarily due to an increase in operator and directory assistance services of $5.4 million. Demand for enhanced custom calling features, such as SmartCall(R) services, also contributed $1.5 million to the year-to-date increase in local services revenues.

Network Access Services Revenues

Network access services revenues are earned from end-user subscribers and long-distance and other competing carriers who use the Company's local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to the local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from customers and from resellers who purchase dial-tone services. The overall decrease in network services revenues was driven by mandated interstate and intrastate access price reductions and rate element adjustments of $11.0 million. In addition, revenues were reduced by a second quarter 2000 special charge for a contingency associated with a regulatory matter (see "Results of Operations"). Minutes of use increased 5%, generating additional revenues of $1.6 million for the six months ending June 30, 2000 compared to the same period in 1999. Special access revenues grew by $2.3 million as a result of greater demand for increased bandwidth services by high-capacity users.

                             VERIZON HAWAII INC.

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

Other Services and Sales

Other services and sales revenues include such services as inventory management and purchasing services, customer premises equipment sales, public telephone and billing and collection provided to affiliates and third parties. In addition, other services and sales revenues include revenues from toll services which are earned primarily from calls made outside a customer's local calling area but within the same LATA (Local Access Transport Area) - (intraLATA). The decrease in other services and sales revenues for the six-month period ended June 30, 2000, compared to the same period in 1999 was primarily the result of a change in the recognition of directory publishing revenues resulting in a decrease of $27.3 million (for further information see "OTHER DEVELOPMENTS - Directory Publishing Revenues").


OPERATING COSTS AND EXPENSES
(Dollars in Millions)                                    Six Months Ended
                                                             June 30,
                                                    --------------------------     Increase       Percent
                                                       2000           1999        (Decrease)      Change
                                                    -----------    -----------   ------------   -----------
 Operations and support                             $    163.0     $    187.1    $     (24.1)        (13)%
 Depreciation and amortization                            62.3           61.0            1.3           2%
                                                    -----------    -----------   ------------

   Total operating costs and expenses               $    225.3     $    248.1    $     (22.8)         (9)%
                                                    ===========    ===========   ============

Operations and support expenses, representing employee costs and other operating expenses, decreased in the first six months ended June 30, 2000 compared to the same period in 1999 primarily due to the recognition of a pretax gain of $23.6 million associated with lump-sum settlements of pension obligations for employees who met certain eligibility requirements. A charge of $7.2 million in the first quarter of 1999, associated with an employee-reduction program, also contributed to the decrease. The termination of overseas sales contracts for nonregulated telecommunications services and equipment resulted in further decreases of $3.3 million. Partially offsetting these decreases was a second quarter 2000 special charge of $17.8 million for severance and direct incremental merger-related costs (see "RESULTS OF OPERATIONS").

Depreciation and amortization expense increased due to continued investment in the network necessary to support the access line growth from higher demand by Internet Service Providers (ISPs) and additional customer lines. Partially offsetting the increase in depreciation and amortization expense were reductions resulting from adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger (see "RESULTS OF OPERATIONS").


OTHER INCOME STATEMENT ITEMS

Despite a decrease in pretax income, income tax expense increased 7% or $1.9 million for the six months ended June 30, 2000 compared to the same period in 1999 primarily due to tax adjustments.

                             VERIZON HAWAII INC.

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)


INTERSTATE REGULATORY DEVELOPEMENTS

FCC Regulation and Interstate Rates

On May 31, 2000, the Federal Communications Commission (FCC) approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in Verizon's service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications telephone operating companies. The price level portions of the plan are mandatory only in the initial year of the plan. Carriers have until September 14, 2000 to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and, should Verizon Communicaitons opt into the full five year CALLS plan, they will not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

                             VERIZON HAWAII INC.

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)


OTHER DEVELOPMENTS

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the company's other services and sales revenue and operating income for the six months ended June 30, 2000 decreased $27.3 million and $23.7 million, respectively compared to the first half of 1999.


RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. The Company must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

The Company is currently evaluating the provisions of SFAS No. 133 and No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

FASB Interpretation - Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued

                             VERIZON HAWAII INC.

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 will not have a material impact on the Company's results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101 on its results of operations and financial position.

PART II.  OTHER INFORMATION

                             VERIZON HAWAII INC.

Item 1.  Legal Proceedings

         There were no proceedings reportable under this Item.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

              3.1 Articles of Incorporation and Bylaws (Exhibit 3.2 of the 1987 Form 10-K, incorporated herein by reference)

              3.3 Articles of Amendment to Change Corporate Name filed with the Department of Commerce and Consumer Affairs of the State of Hawaii on July 5, 2000

              27    Financial Data Schedule

     (b)  The Company filed a report on Form 8-K dated June 30, 2000 under
          Item 1, "Changes in Control of Registrant."

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Verizon Hawaii Inc.
                                                 --------------------------
                                                     (Registrant)

Date:  August 14, 2000                                /s/ Edwin F. Hall
      ------------------------                   --------------------------
                                                        Edwin F. Hall
                                                          Controller
                                                 (Principal Accounting Officer)






      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 10, 2000.

                                  EXHIBIT INDEX


      Exhibit
      Number                                  Description
      -------                                 -----------

       3.3 Articles of Amendment to Change Corporate Name, filed with the Department of Commerce and
                           Consumer Affairs of the State of Hawaii on July 5,
                           2000

        27                 Financial Data Schedule