Form 10-Q
period 2000-09-30
VERIZON HAWAII INC
filed 2000-11-14
CIK 46216

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

               For the quarterly period ended: September 30, 2000

                                       or

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



THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF GTE CORPORATION, A WHOLLY-OWNED SUBSIDIARY OF VERIZON COMMUNICATIONS INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H)(2).

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      VERIZON HAWAII INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)


                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                 ----------------------------    ----------------------------
                                                     2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------
                                                                     (Dollars in Millions)
OPERATING REVENUES                               $      162.5    $     161.6     $      479.0    $      506.1
                                                 ------------    -----------     ------------    ------------

OPERATING EXPENSES
     Operations and support                              80.1           90.5            243.2           277.5
     Depreciation and amortization                       31.4           29.3             93.6            90.4
                                                 ------------    -----------     ------------    ------------
        Total operating expenses                        111.5          119.8            336.8           367.9
                                                 ------------    -----------     ------------    ------------
OPERATING INCOME                                         51.0           41.8            142.2           138.2

OTHER (INCOME) EXPENSE
     Interest income                                     (1.0)          (0.6)            (2.2)           (2.1)
     Interest expense                                     9.5            9.8             29.1            29.8
     Other - net                                           --           (0.6)            (0.2)           (1.4)
                                                 ------------    -----------     ------------    ------------

INCOME BEFORE INCOME TAXES                               42.5           33.2            115.5           111.9
     Income taxes                                        14.0           11.1             42.0            37.2
                                                 ------------    -----------     ------------    ------------

NET INCOME                                       $       28.5    $      22.1     $       73.5    $       74.7
                                                 ============    ===========     ============    ============



The accompanying notes are an integral part of these statements.

                      VERIZON HAWAII INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets

                                                          (Unaudited)
                                                         September 30,     December 31,
                                                             2000              1999
                                                        ---------------   --------------
                                                              (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                            $         3.4     $        2.3
    Accounts receivable, less allowances of $5.5
        and $4.2                                                 108.9            156.1
    Accounts receivable from affiliates                            7.7             14.5
    Inventories and supplies                                      11.4              5.5
    Prepayments and other                                          2.5             16.1
                                                         -------------     ------------
       Total current assets                                      133.9            194.5
                                                         -------------     ------------

Property, plant and equipment, at cost                         2,076.0          2,045.4
Accumulated depreciation                                      (1,267.7)        (1,222.9)
                                                         -------------     ------------
       Total property, plant and equipment, net                  808.3            822.5
                                                         -------------     ------------

Prepaid pension costs                                            399.8            308.3
Other assets                                                      29.4             19.3
                                                         -------------     ------------
Total assets                                             $     1,371.4     $    1,344.6
                                                         =============     ============



The accompanying notes are an integral part of these statements.

                      VERIZON HAWAII INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets - Continued


                                                         (Unaudited)
                                                        September 30,     December 31,
                                                            2000              1999
                                                       --------------    -------------
                                                             (Dollars in Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
    Current maturities of long-term debt                $         3.0     $        3.0
    Notes payable to affiliate                                   97.5            101.7
    Accounts payable                                             39.8             47.8
    Affiliate payables                                           17.2             26.1
    Advance billings and customer deposits                       20.6             14.2
    Dividends payable                                            24.0             17.0
    Other                                                        41.8             44.7
                                                        -------------     ------------
       Total current liabilities                                243.9            254.5
                                                        -------------     ------------


Long-term debt                                                  459.4            461.6
Deferred income taxes                                           238.8            206.1
Employee benefit plans and other                                 23.5             29.1
                                                        -------------     ------------
       Total liabilities                                        965.6            951.3
                                                        -------------     ------------

Shareholder's equity
    Common stock (10,000,000 shares issued
         and outstanding)                                       250.0            250.0
    Additional paid-in capital                                  127.5             93.3
    Retained earnings                                            28.3             50.0
                                                        -------------     ------------
       Total shareholder's equity                               405.8            393.3
                                                        -------------     ------------
Total liabilities and shareholder's equity              $     1,371.4     $    1,344.6
                                                        =============     ============




The accompanying notes are an integral part of these statements.

                      VERIZON HAWAII INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                   Nine Months Ended
                                                                     September 30,
                                                             -----------------------------
                                                                 2000             1999
                                                             ------------     ------------
                                                                 (Dollars in Millions)
OPERATING
       Net cash provided by operations                       $      141.4     $      144.9
                                                             ------------     ------------

INVESTING
    Capital expenditures                                            (78.3)           (66.3)
    Other - net                                                        --              0.6
                                                             ------------     ------------
       Net cash used in investing                                   (78.3)           (65.7)
                                                             ------------     ------------
FINANCING
    Long-term debt retired                                           (1.7)            (5.3)
    Dividends paid                                                  (56.0)           (74.5)
    Increase (decrease) in short-term obligations,
       excluding current maturities                                  (4.3)             5.5
                                                             ------------     ------------
       Net cash used in financing                                   (62.0)           (74.3)
                                                             ------------     ------------

Increase in cash and cash equivalents                                 1.1              4.9

Cash and cash equivalents:
    Beginning of period                                               2.3              1.3
                                                             ------------     ------------
    End of period                                            $        3.4     $        6.2
                                                             ============     ============




The accompanying notes are an integral part of these statements.

                      VERIZON HAWAII INC. AND SUBSIDIARIES
           Consolidated Statement of Shareholder's Equity (Unaudited)


                                                                  Additional
                                                     Common        Paid-In         Retained
                                                     Stock         Capital         Earnings          Total
                                                  -----------    ------------    ------------    -------------
                                                                     (Dollars in Millions)
Shareholder's equity, December 31, 1999           $     250.0    $       93.3    $       50.0    $       393.3

Net income                                                                               73.5             73.5
Tax benefit from exercise of stock options                                0.3                              0.3
Dividends declared                                                                      (63.0)           (63.0)
Capital contribution in connection with merger                           33.9                             33.9
Dividend declared in connection with merger                                             (32.0)           (32.0)
Other                                                                                    (0.2)            (0.2)
                                                  -----------    ------------    ------------    -------------
Shareholder's equity, September 30, 2000          $     250.0    $      127.5    $       28.3    $       405.8
                                                  ===========    ============    ============    =============




The accompanying notes are an integral part of these statements.

                      VERIZON HAWAII INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Verizon Hawaii Inc. (the Company), formerly GTE Hawaiian Telephone Company Incorporated, is a wholly-owned subsidiary of GTE Corporation (GTE), which is a wholly-owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE (see Note 2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.


NOTE 2.  BELL ATLANTIC - GTE MERGER

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998 (the Merger). Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. In September 2000, Bell Atlantic changed its name to Verizon Communications Inc. The Merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related and Severance Costs

Results of operations for nine months ended September 30, 2000 included merger-related pre-tax costs totaling approximately $17.8 million, consisting of $7.2 million for direct incremental costs and $10.6 million for employee severance costs. These costs include the Company's allocated share of merger-related costs from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and support expenses.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under Verizon Communications pre-existing separation pay plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's condensed consolidated balance sheet as components of "Other current liabilities" and "Employee benefit plans and other."

Conforming Accounting Adjustments

Results of operations also included adjustments that were required to conform the Company's accounting methods and presentation to that of Verizon Communications. As a result of these adjustments, operating income increased $1.4 million and $2.2 million for the nine-month periods ended September 30, 2000 and 1999, respectively.

Other Related Actions

During the second quarter of 2000, the Company also recorded $0.2 million pre-tax for other actions in relation to the Merger or other strategic decisions.

                     VERIZON HAWAII INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

NOTE 3.  COMPREHENSIVE INCOME

Net income and comprehensive income were the same for the nine months ended September 30, 2000 and 1999.

NOTE 4.  DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the Company's previous method of revenue recognition, approximately 60% of the advertising revenue for directories published by Verizon Directories Corp. in the Company's operating areas was recognized as revenue. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method of revenue recognition, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services revenues and operating income for the nine months ended September 30, 2000 decreased $34.5 million and $30.0 million, respectively, compared to the same period in 1999.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standard - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or other comprehensive income, depending on the designated use and effectiveness of the instruments.

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

The Company is currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which it will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. The Company will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The Company is currently assessing the impact of adopting SAB No. 101.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Various legal actions and regulatory proceedings are pending to which the Company is a party. The Company has established reserves for specific liabilities in connection with regulatory and legal matters that management currently deems to be probable and estimable. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on the Company's financial condition, but it

                      VERIZON HAWAII INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

could have a material effect on the Company's results of operations.

Federal and state regulatory conditions to the Merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that customers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. As previously disclosed, the cost of satisfying these commitments is likely to impact net income of Verizon Communications in 2000 on a consolidated basis by approximately $275 to $325 million, based on preliminary estimates. The estimated impact on each operating telephone subsidiary, including the Company, is currently being assessed.

                     VERIZON HAWAII INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

RESULTS OF OPERATIONS

Net income decreased $1.2 million or 2% for the nine months ended September 30, 2000, compared to the same period in 1999.

The Company's results for 2000 and 1999 were affected by special items. The special items in both periods include the Company's allocated share of charges from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis.

The following table shows how special items are reflected in the Company's condensed statements of income for each period:

(Dollars in Millions)
Nine Months Ended September 30,                                          2000              1999
--------------------------------------------------------------------------------------------------
Operating Revenues
   Other charges and special items                               $        1.0     $          --
                                                                 --------------------------------

Operating Expenses
  Bell Atlantic-GTE merger costs                                         17.8                --
  Bell Atlantic-GTE conforming accounting adjustments                    (1.4)             (2.2)
  Bell Atlantic-GTE merger other related actions                          0.2                --
                                                                 --------------------------------
                                                                         16.6              (2.2)
                                                                 --------------------------------
Total impact on pre-tax income                                   $       17.6     $        (2.2)
                                                                 ================================

What follows is a further explanation of the nature of these special items.

Bell Atlantic - GTE Merger

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998 (the Merger). Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. In September 2000, Bell Atlantic changed its name to Verizon Communications Inc. (Verizon Communications). The Merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related and Severance Costs

Results of operations for nine months ended September 30, 2000 included merger-related pre-tax costs totaling approximately $17.8 million, consisting of $7.2 million for direct incremental costs and $10.6 million for employee severance costs. These costs include the Company's allocated share of merger-related costs from Verizon Services. Costs allocated from Verizon Services are included in Operations and support expenses.

                      VERIZON HAWAII INC. AND SUBSIDIARIES

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under Verizon Communications pre-existing separation pay plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's condensed consolidated balance sheet as components of "Employee benefit plans and other" and "Other current liabilities."

Conforming Accounting Adjustments

Results of operations also included adjustments that were required to conform the Company's accounting methods and presentation to that of Verizon Communications. As a result of these adjustments, operating income increased $1.4 million and $2.2 million for the nine month periods ending September 30, 2000 and 1999, respectively.

Other Related Actions

During the second quarter of 2000, the Company also recorded $0.2 million pre-tax for other actions in relation to the Merger or other strategic decisions.

Other Charges and Special Items

In the second quarter of 2000, the Company also recorded other charges and special items totaling $1.0 million pre-tax.


OPERATING REVENUES
(Dollars in Millions)                     Nine Months Ended
                                             September 30,
                                   -----------------------------     Increase       Percent
                                       2000             1999        (Decrease)      Change
                                   ------------     ------------    ----------    ----------
Local services                     $      232.9     $      222.2    $    10.7           5%
Network access services                   129.1            135.1         (6.0)         (4)%
Other services                            117.0            148.8        (31.8)        (21)%
                                   ------------     ------------    ----------
   Total operating revenues        $      479.0     $      506.1    $   (27.1)         (5)%
                                   ============     ============    ==========

Local Services

Local services revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Cellular service providers also pay access charges for cellular calls transported by the Company. Local services revenues increased for the nine months ended September 30, 2000 primarily due to an increase in operator and directory assistance services. In addition, demand for enhanced custom calling features, such as SmartCall(R) services, contributed to the year-to-date increase in local services revenues.

                      VERIZON HAWAII INC. AND SUBSIDIARIES

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

Network Access Services

Network access services revenues are earned from end-user subscribers and long-distance and other competing carriers who use the Company's local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to the local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from customers and from resellers who purchase dial-tone services. The overall decrease in network services revenues was driven by mandated interstate and intrastate access price reductions and other regulatory decisions including the implementation of the Coalition for Affordable Local and Long Distance Services (CALLS) plan effective July 1, 2000. A 7% growth in access minutes, resulting from increased customer demand, generated additional revenues which partially offset the decrease. Additionally, special access revenues grew as a result of greater demand for increased bandwidth services by high-capacity users.

Other Services

Other services revenues include such services as customer premises equipment sales, public telephone and billing and collection provided to affiliates and third parties. In addition, other services revenues include revenues from toll services which are earned primarily from calls made outside a customer's local calling area but within the same LATA (Local Access Transport Area) - (intraLATA). The decrease in other services revenues for the nine-month period ended September 30, 2000, compared to the same period in 1999 was primarily the result of a change in the recognition of directory publishing revenues which resulted in a decrease in revenues of $34.5 million (for further information see "OTHER DEVELOPMENTS- Directory Publishing Revenues"). Revenue was further decreased by a special charge recorded in 2000 (see "Results of Operations").


OPERATING EXPENSES
(Dollars in Millions)                      Nine Months Ended
                                             September 30,
                                     -----------------------------     Increase        Percent
                                         2000             1999        (Decrease)       Change
                                     ------------     ------------    ----------     ----------
Operations and support               $      243.2     $      277.5    $    (34.3)         (12)%
Depreciation and amortization                93.6             90.4           3.2            4%
                                     ------------     ------------    ----------

   Total operating expenses          $      336.8     $      367.9    $    (31.1)          (8)%
                                     ============     ============    ==========

Operations and Support

Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs. Operations and support expenses decreased for the nine months ended September 30, 2000 compared to the same period in 1999, primarily due to a pre-tax gain of $23.6 million associated with lump-sum settlements of pension obligations for employees who met certain eligibility requirements. A special charge in the first quarter of 1999, associated with an employee-reduction program, also contributed to the comparative decrease during the current period. The termination of overseas sales contracts for nonregulated telecommunications services and equipment resulted in further decreases. Partially offsetting these decreases was a second quarter 2000 charge of $17.8 million for severance and direct incremental merger related costs, as well as the impact of other merger related actions (see "RESULTS OF OPERATIONS").

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to continued investment in the Company's network. Partially affecting the increase in depreciation and amortization expense were adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the Merger (See "RESULTS OF OPERATIONS").

INTEREST EXPENSE

Interest expense decreased $0.7 million or 2% for the nine months ended September 30, 2000, compared to the same period in 1999, primarily due to lower average debt balances.

                      VERIZON HAWAII INC. AND SUBSIDIARIES

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

INTERSTATE REGULATORY DEVELOPMENTS

FCC Regulation and Interstate Rates

On May 31, 2000, the Federal Communications Commission (FCC) approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in its service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies. The price level portions of the plan are mandatory only in the initial year of the plan. By September 14, 2000 carriers were to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark, and by opting into the full five year CALLS plan, Verizon Communications would not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

As of September 14, 2000, Verizon Communications formally opted to participate in the full five-year term of the FCC-adopted industry plan to restructure access rate known as the CALLS plan. As a result of this decision, price caps on Verizon Communications' interstate access charges will be set according to the terms of the CALLS plan.

OTHER DEVELOPMENTS

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the Company's previous method of revenue recognition, approximately 60% of the advertising revenue for directories published by Verizon Directories Corp. in the Company's operating areas was recognized as revenue. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method of revenue recognition, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services revenues and operating income for the nine months ended September 30, 2000 decreased $34.5 million and $30.0 million, respectively, compared to the same period in 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standard - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and

                      VERIZON HAWAII INC. AND SUBSIDIARIES

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

recognized as either assets or liabilities on the balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or other comprehensive income, depending on the designated use and effectiveness of the instruments.

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

The Company is currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which it will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. The Company will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The Company is currently assessing the impact of adopting SAB No. 101.

                      VERIZON HAWAII INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          There were no proceedings reportable under this Item.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit:

             Exhibit Number

             27   Financial Data Schedule

     (b) Current Report on Form 8-K filed during the quarter ended September 30, 2000:

          A Current Report on Form 8-K dated September 7, 2000 was filed in connection with a change in the Company's independent accountants.

                     VERIZON HAWAII INC. AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               VERIZON HAWAII INC.
                                               -------------------------------
                                                         (Registrant)


Date:   November 14 , 2000                           /s/ Edwin F. Hall
     ------------------------                  -------------------------------
                                                         Edwin F. Hall
                                                         Controller
                                               (Principal Accounting Officer)


UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2000.

                     VERIZON HAWAII INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

     Exhibit
     Number                                  Description
  -------------     -----------------------------------------------------------

      27            Financial Data Schedule