Form 10-Q
period 2001-03-31
VERIZON HAWAII INC
filed 2001-05-15
CIK 46216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-Q
                              ---------------------


     (Mark one)
        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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


       1095 Avenue of the Americas, Room 3868, New York, New York 10036


                         Telephone Number (212) 395-2121


       Former Address: 1255 Corporate Drive, SVC04C08, Irving, Texas 75038

                            -------------------------

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
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

                              Verizon Hawaii Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                            Three Months Ended March 31,
                                                                                      ---------------------------------------
(Dollars in Millions) (Unaudited)                                                          2001                     2000
-----------------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES
    (including $.1 and $0 from affiliates)                                                 $143.9                   $155.7
                                                                                      ---------------------------------------

OPERATING EXPENSES
Operations and support (including $15.2 and $20.5 to affiliates)                             77.9                     96.9
Depreciation and amortization                                                                28.9                     30.8
                                                                                      ---------------------------------------
                                                                                            106.8                    127.7
                                                                                      ---------------------------------------

OPERATING INCOME                                                                             37.1                     28.0

OTHER INCOME AND (EXPENSE), NET
    (including $0 and $.7 from affiliate)                                                      .1                      (.3)

INTEREST EXPENSE
    (including $1.3 and $2.2 to affiliate)                                                    8.6                      8.9
                                                                                      ---------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                     28.6                     18.8

PROVISION FOR INCOME TAXES                                                                   10.8                      6.6
                                                                                      ---------------------------------------

NET INCOME                                                                                  $17.8                    $12.2
                                                                                      =======================================

           See Notes to Condensed Consolidated Financial Statements.

                              Verizon Hawaii Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

 (Dollars in Millions) (Unaudited)                                                       March 31, 2001       December 31, 2000
 -------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                                                            $    3.4               $    1.5
Short-term investments                                                                              17.8                   19.9
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $5.7 and $6.9                          89.9                   82.1
    Affiliates                                                                                       6.1                   10.6
Material and supplies                                                                                9.5                    8.5
Prepaid expenses                                                                                     1.3                    1.6
Deferred income taxes                                                                                9.8                    8.8
Other                                                                                               12.0                    6.2
                                                                                    ---------------------------------------------
                                                                                                   149.8                  139.2
                                                                                    ---------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                    1,910.8                1,996.9
Less accumulated depreciation                                                                    1,193.1                1,221.9
                                                                                    ---------------------------------------------
                                                                                                   717.7                  775.0
                                                                                    ---------------------------------------------

PREPAID PENSION ASSET                                                                              429.8                  421.2
                                                                                    ---------------------------------------------

INVESTMENTS IN UNCONSOLIDATED BUSINESSES                                                            44.4                   44.3
                                                                                    ---------------------------------------------

OTHER ASSETS                                                                                        29.2                   47.1
                                                                                    ---------------------------------------------

TOTAL ASSETS                                                                                    $1,370.9               $1,426.8
                                                                                    =============================================


           See Notes to Condensed Consolidated Financial Statements.

                              Verizon Hawaii Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions) (Unaudited)                                                         March 31, 2001     December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                                   $  144.4              $   97.4
    Other                                                                                             .6                   1.2
Accounts payable and accrued liabilities:
    Affiliates                                                                                      14.4                  19.7
    Other                                                                                           62.6                 122.6
Other liabilities                                                                                   34.8                  33.6
                                                                                    ---------------------------------------------
                                                                                                   256.8                 274.5
                                                                                    ---------------------------------------------

LONG-TERM DEBT                                                                                     429.1                 429.2
                                                                                    ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                        39.7                  17.2
                                                                                    ---------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                              219.7                 218.0
Unamortized investment tax credits                                                                  31.2                  33.3
Other                                                                                               18.4                  46.9
                                                                                    ---------------------------------------------
                                                                                                   269.3                 298.2
                                                                                    ---------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock $25 par value per share                                                               250.0                 250.0
  Authorized shares:   18,000,000
  Outstanding shares:  10,000,000
Contributed capital                                                                                 95.6                 125.6
Reinvested earnings                                                                                 30.4                  32.1
                                                                                    ---------------------------------------------
                                                                                                   376.0                 407.7
                                                                                    ---------------------------------------------
TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                   $1,370.9              $1,426.8
                                                                                    =============================================



           See Notes to Condensed Consolidated Financial Statements.

                              Verizon Hawaii Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               Three Months Ended March 31,
                                                                                    ---------------------------------------------
(Dollars in Millions) (Unaudited)                                                              2001                  2000
---------------------------------------------------------------------------------------------------------------------------------

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                                           $ (3.1)                $ 62.2
                                                                                    ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                             2.1                    ---
Capital expenditures                                                                           (16.6)                 (24.4)
Net change in notes receivable from affiliate                                                    ---                    ---
Other, net                                                                                       (.4)                   ---
                                                                                    ---------------------------------------------
Net cash used in investing activities                                                          (14.9)                 (24.4)
                                                                                    ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                                 (.1)                   (.6)
Net change in note payable to affiliate                                                         47.0                  (19.3)
Dividend paid                                                                                  (27.0)                 (17.0)
                                                                                    ---------------------------------------------
Net cash provided by/(used in) financing activities                                             19.9                  (36.9)
                                                                                    ---------------------------------------------

NET CHANGE IN CASH                                                                               1.9                     .9

CASH, BEGINNING OF PERIOD                                                                        1.5                    2.3
                                                                                    ---------------------------------------------

CASH, END OF PERIOD                                                                           $  3.4                 $  3.2
                                                                                    =============================================


           See Notes to Condensed Consolidated Financial Statements.

                              Verizon Hawaii Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      Verizon Hawaii Inc. is a wholly owned subsidiary of GTE Corporation (GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Our results of operations for the three months ended March 31, 2000 include certain reclassifications in presentation and certain retroactive adjustments to conform accounting methodologies as a result of the merger of Bell Atlantic Corporation and GTE on June 30, 2000. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2001 presentation.

2.    Description of Business

      During 2000, we owned three wholly owned subsidiaries: GTE Hawaiian Tel Insurance Company Incorporated, Verizon Hawaii International Inc. and The Micronesian Telecommunications Corporation (MTC). GTE Hawaiian Tel Insurance Company Incorporated, a wholly owned captive insurance company, provides auto liability, general liability and workers' compensation insurance to us on a direct basis. Verizon Hawaii International Inc. provides interstate and international telecommunications services in Hawaii and telecommunication services in Guam. GTE Far East (Services) Limited, which is a wholly owned subsidiary of Verizon Hawaii International Inc., provides international telecommunications services in Japan. MTC, which is headquartered in Saipan in the Commonwealth of the Northern Mariana Islands (CNMI), provides local telecommunications services on the islands of Saipan, Tinian and Rota. In addition, GTE Pacifica Incorporated (Pacifica), which is a wholly owned subsidiary of MTC, provides interstate and international telecommunications services in the CNMI and Guam.

      On December 19, 2000, we exchanged 100% of our share ownership in MTC for
4.03065 shares of GTE International Telecommunications Incorporated (GITI), an affiliate of Verizon Communications. Our minority interest in GITI is valued at cost which is the net book value of the MTC shares exchanged. On the same date, Verizon Hawaii International Inc. sold 100% of its shares, or 1,215,930 shares, of GTE Far East (Services) Limited to GITI for one dollar. Assets exchanged or sold totaled $56.6 million. No gains or losses were realized from these transactions.

      On March 2, 2001, we declared and transferred, as a dividend of $29.5 million, 100% of our ownership in Verizon Hawaii International Inc. to our parent, GTE. The transfer was valued at cost, which was the net book value of the Verizon Hawaii International Inc. shares at March 2, 2001. No gain or loss was realized from this transaction.

3.    Revenue Recognition

      We recognize revenue when services are rendered based on usage of our local exchange network and facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

      We defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent incremental direct costs associated with certain nonrecurring fees, such as service activation and installation fees.

4.    Long-Lived Assets

      We assess the impairment of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows.

5.    Dividend

      On May 1, 2001, we declared and paid a dividend in the amount of $30.0 million to GTE.

                              Verizon Hawaii Inc.

6.    Derivatives and Hedging Activities

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We presently do not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 did not have an impact on our financial statements.

7.    Shareowner's Investment

                                                                                                Contributed          Reinvested
(Dollars in Millions)                                                     Common Stock              Capital            Earnings
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                    $250.0               $125.6               $32.1
Net income                                                                                                                 17.8
Dividend declared                                                                                                         (27.0)
Affiliate asset dividend                                                                              (29.5)
Other                                                                                                   (.5)                7.5
                                                                      ----------------------------------------------------------
Balance at March 31, 2001                                                       $250.0                $95.6               $30.4
                                                                      ==========================================================

      Net income and comprehensive income were the same for the three months ended March 31, 2001 and 2000.

      On March 2, 2001, we declared and transferred, as a dividend of $29.5 million, 100% of our ownership in Verizon Hawaii International Inc. to our parent GTE (see Note 2).

8.    Commitments and Contingencies

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

      Federal regulatory conditions to the Bell Atlantic - GTE merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

                              Verizon Hawaii Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

      We reported net income of $17.8 million for the three month period ended March 31, 2001, compared to net income of $12.2 million for the same period in 2000. Our results were affected by a transfer of certain assets to Verizon affiliates and by merger-related costs recorded in the first quarter of 2001, as described below.

Transfer of Assets

      On December 19, 2000, we exchanged 100% of our share ownership in The Micronesian Telecommunications Corporation (MTC) for 4.03065 shares of GTE International Telecommunications Incorporated (GITI), an affiliate. Our minority interest in GITI was valued at cost, which was the net book value of the MTC shares exchanged. On the same date, our wholly owned subsidiary, Verizon Hawaii International Inc., sold 100% of its shares, or 1,215,930 shares, of GTE Far East (Services) Limited to GITI for one dollar. Operating revenues and operating expenses contributed by these subsidiaries were approximately $9.4 million and $8.5 million, respectively, for the three months ended March 31, 2000. Assets exchanged or sold totaled $56.6 million. No gains or losses were realized from these transactions.

      On March 2, 2001, we declared and transferred, as a dividend of $29.5 million, 100% of our ownership in Verizon Hawaii International Inc. to our parent GTE Corporation. The transfer was valued at cost, which was the net book value of the Verizon Hawaii International Inc. shares at March 2, 2001. Operating revenues and operating expenses contributed by Verizon Hawaii International Inc. were approximately $11.0 million and $7.5 million, respectively, for the three months ended March 31, 2000. No gain or loss was realized from this transaction.

      As a result of these transactions, past operating results are no longer indicative of future operating results. You may find additional information about these subsidiaries in Note 2 to the Condensed Consolidated Financial Statements.

Merger-related Costs

      In connection with the Bell Atlantic-GTE merger, which was completed in June 2000, we recorded pre-tax transition costs of $1.0 million in the first quarter of 2001 (including $.2 million allocated from Verizon Services Corp.). These costs were recorded in Operations and Support Expense. Verizon Services Corp. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications) that provides various centralized services on behalf of Verizon Communications' subsidiaries.

      These costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs were expensed as incurred.


OPERATING REVENUE STATISTICS
----------------------------

                                                                             2001                  2000             % Change
-------------------------------------------------------------------------------------------------------------------------------
At March 31,
Access Lines in Service (in thousands)
   Residence                                                                    476                  475                0.2%
   Business                                                                     274                  269                1.9
   Public                                                                         8                    9              (11.1)
                                                                  ------------------------------------------
                                                                                758                  753                0.7
                                                                  ==========================================
Three Months Ended March 31,
Minutes of Use from Carriers and CLECs  (in millions)                           711                  691                2.9
                                                                  ==========================================

                              Verizon Hawaii Inc.


OPERATING REVENUES
------------------
(Dollars in Millions)

                                                                                               Three Months Ended March 31,
                                                                                      -----------------------------------------
                                                                                                   2001                 2000
-------------------------------------------------------------------------------------------------------------------------------
Local services                                                                                   $ 76.5               $ 76.9
Network access services                                                                            41.3                 41.9
Long distance services                                                                              8.1                 14.1
Other services                                                                                     18.0                 22.8
                                                                                      -----------------------------------------
Total                                                                                            $143.9               $155.7
                                                                                      =========================================


LOCAL SERVICES

        2001 - 2000                                            (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                       $(.4)          (.5)%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues, from local exchange carriers, certain data transport revenues and wireless interconnection revenues.

      The decrease in local service revenues was principally due to the transfer of assets, as described in "Results of Operations." This decrease was substantially offset by higher payments received from competitive local exchange carriers for interconnection of their networks with our network and by increased demand for our value-added services as a result of new packaging of services.


NETWORK ACCESS SERVICES

       2001 - 2000                                            (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                       $(.6)         (1.4)%
--------------------------------------------------------------------------------

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

      The decrease in network access revenues was principally driven by mandated price reductions on certain interstate access services and other regulatory decisions. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001. The aforementioned transfer of assets also contributed to the reduction in network access revenues.

      These decreases were substantially offset by increased demand for special access services. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services.

                              Verizon Hawaii Inc.

LONG DISTANCE SERVICES

        2001 - 2000                                            (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(6.0)      (42.6)%
--------------------------------------------------------------------------------

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

      The decrease in long distance revenues was principally due to the aforementioned transfer of assets.


OTHER SERVICES

        2001 - 2000                                            (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(4.8)      (21.1)%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (coin) telephone and customer premises equipment (CPE). Other services revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

      The decrease in other service revenues was principally due to the aforementioned transfer of assets.


OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

        2001 - 2000                                            (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                       $(19.0)      (19.6)%
--------------------------------------------------------------------------------

      Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services Corp., rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

      The transfer of assets, as discussed in "Results of Operations," was the primary reason for the reduction in operations and support expenses. Lower costs for pension and benefits and materials and supplies, as well as a reduction in directory publishing expenses allocated from an affiliate also contributed to the expense reduction.

      These decreases were partially offset by the effect of a pre-tax gain recorded in the first quarter of 2000 associated with lump-sum settlements of pension obligations for certain active and former employees. Merger-related transition costs also increased operations and support expenses in the first quarter of 2001, as described previously.

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network. In March 2000, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISP) do not terminate at the ISP but are single interstate calls. The FCC had concluded that calls to the Internet are not therefore subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act, but left it to state regulatory commissions to determine whether local interconnection agreements entered into with competing carriers required the payment of compensation on such calls.

      On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.

                              Verizon Hawaii Inc.

DEPRECIATION AND AMORTIZATION

        2001 - 2000                                            (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(1.9)       (6.2)%
--------------------------------------------------------------------------------

      The decline in depreciation and amortization expense was primarily attributable to the transfer of assets, as described in "Results of Operations." This factor was partially offset by increased software amortization costs.


OTHER INCOME AND (EXPENSE), NET

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
    First Quarter                                          $.4             ---
--------------------------------------------------------------------------------

      The change in other income and (expense), net, is primarily attributable to the aforementioned transfer of assets.


INTEREST EXPENSE

      2001 - 2000                                              (Decrease)
-------------------------------------------------------------------------------
    First Quarter                                          $(.3)         (3.4)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense decreased in the first quarter of 2001, compared to the same period in 2000, primarily due to overall lower levels of average borrowings.


EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
--------------------------------------------------------------------------------
      2001                                                      37.8%
--------------------------------------------------------------------------------
      2000                                                      35.1%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes, extraordinary items and cumulative effect of change in accounting principle. Our effective income tax rate was higher for the three months ended March 31, 2001, compared to the same period in 2000, primarily due to a decrease in the portion of income from non-taxable operations, as a result of the transfer of assets.

                              Verizon Hawaii Inc.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              There were no proceedings reportable under this Item.


Item 6.       Exhibits and Reports on Form 8-K


              (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2001.

                              Verizon Hawaii Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Verizon Hawaii Inc.


Date:  May 15, 2001                          By  /s/ Edwin F. Hall
                                                --------------------------------
                                                     Edwin F. Hall
                                                     Controller


       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 7, 2001.