Form 10-Q
period 2001-09-30
VERIZON HAWAII INC
filed 2001-11-14
CIK 46216

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


(Mark one)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

                              Verizon Hawaii Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                                             --------------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                     2001              2000            2001              2000
---------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $5.2, $.1, $7.7 and $.3 from affiliates)              $ 135.4           $ 162.5        $ 420.8            $ 479.0
                                                             --------------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $18.0, $40.6, $49.6 and
  $80.3 to affiliates)                                                 67.3              80.2          222.5              243.2
Depreciation and amortization                                          28.8              31.3           86.1               93.6
                                                             --------------------------------------------------------------------
                                                                       96.1             111.5          308.6              336.8
                                                             --------------------------------------------------------------------

OPERATING INCOME                                                       39.3              51.0          112.2              142.2

OTHER INCOME AND (EXPENSE), NET
  (including $(.8), $.1, $(1.3) and $.8 from affiliates)                (.7)              1.1           (1.2)               2.4

INTEREST EXPENSE
  (including $2.0, $1.4, $6.2 and $5.0 to affiliate)                    9.4               9.5           28.2               29.1
                                                             --------------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                               29.2              42.6           82.8              115.5

PROVISION FOR INCOME TAXES                                             11.5              14.0           32.5               42.0
                                                             --------------------------------------------------------------------

NET INCOME                                                          $  17.7           $  28.6        $  50.3            $  73.5
                                                             ====================================================================



            See Notes to Condensed Consolidated Financial Statements.

                               Verizon Hawaii Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Millions)                                                               September 30, 2001       December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
CURRENT ASSETS
Cash                                                                                            $     .6                 $  1.5
Short-term investments                                                                               5.6                   19.9
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $5.3 and $6.9                         106.9                   82.1
    Affiliates                                                                                      13.4                   10.6
Material and supplies                                                                               13.0                    8.5
Prepaid expenses                                                                                     1.3                    1.6
Deferred income taxes                                                                               12.9                    8.8
Other                                                                                               10.5                    6.2
                                                                                    -------------------------------------------
                                                                                                   164.2                  139.2
                                                                                    -------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                    1,918.7                1,996.9
Less accumulated depreciation                                                                    1,217.2                1,221.9
                                                                                    -------------------------------------------
                                                                                                   701.5                  775.0
                                                                                    -------------------------------------------

PREPAID PENSION ASSET                                                                              457.0                  421.2
                                                                                    -------------------------------------------

INVESTMENTS IN UNCONSOLIDATED BUSINESSES                                                            47.5                   44.3
                                                                                    -------------------------------------------

OTHER ASSETS                                                                                        23.3                   47.1
                                                                                    -------------------------------------------
TOTAL ASSETS                                                                                    $1,393.5               $1,426.8
                                                                                    ===========================================



           See Notes to Condensed Consolidated Financial Statements.

                              Verizon Hawaii Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

(Dollars in Millions, Except Per Share Amount)                                       September 30, 2001    December 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                                    $ 173.7                $ 97.4
    Other                                                                                             .6                   1.2
Accounts payable and accrued liabilities:
    Affiliates                                                                                      17.0                  19.7
    Other                                                                                           69.3                 122.6
Other liabilities                                                                                   32.1                  33.6
                                                                                    ------------------------------------------
                                                                                                   292.7                 274.5
                                                                                    ------------------------------------------

LONG-TERM DEBT                                                                                     428.8                 429.2
                                                                                    ------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                        39.2                  17.2
                                                                                    ------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                              233.9                 218.0
Unamortized investment tax credits                                                                  29.2                  33.3
Other                                                                                               20.0                  46.9
                                                                                    ------------------------------------------
                                                                                                   283.1                 298.2
                                                                                    ------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock $25 par value per share                                                               250.0                 250.0
  Authorized shares:   18,000,000
  Outstanding shares:  10,000,000
Contributed capital                                                                                 96.1                 125.6
Reinvested earnings                                                                                  3.6                  32.1
                                                                                    ------------------------------------------
                                                                                                   349.7                 407.7
                                                                                    ------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                   $1,393.5              $1,426.8
                                                                                    ==========================================


           See Notes to Condensed Consolidated Financial Statements.

                              Verizon Hawaii Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Nine Months Ended September 30,
                                                                                    ---------------------------------------------
(Dollars in Millions) (Unaudited)                                                              2001                   2000
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      $43.1                 $141.4
                                                                                    ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                            14.3                     --
Capital expenditures                                                                           (53.3)                 (78.3)
Other, net                                                                                       (.4)                    --
                                                                                    ---------------------------------------------
Net cash used in investing activities                                                          (39.4)                 (78.3)
                                                                                    ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                                 (.6)                  (1.7)
Net change in note payable to affiliate                                                         82.0                   (4.3)
Dividends paid                                                                                 (86.0)                 (56.0)
                                                                                    ---------------------------------------------
Net cash used in financing activities                                                           (4.6)                 (62.0)
                                                                                    ---------------------------------------------

NET CHANGE IN CASH                                                                               (.9)                   1.1

CASH, BEGINNING OF PERIOD                                                                        1.5                    2.3
                                                                                    ---------------------------------------------

CASH, END OF PERIOD                                                                            $  .6                  $ 3.4
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

     On December 19, 2000, we exchanged 100% of our share ownership in MTC for
4.03065 shares of GTE International Telecommunications Incorporated (GITI), an affiliate of Verizon Communications. Our minority interest in GITI was valued at cost which was the net book value of the MTC shares exchanged. On the same date, Verizon Hawaii International Inc. sold 100% of its shares, or 1,215,930 shares, of GTE Far East (Services) Limited to GITI for one dollar. Assets exchanged or sold totaled $56.6 million. No gains or losses were realized from these transactions.

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

                              Verizon Hawaii Inc.

5.   Dividend

     On November 1, 2001, we declared and paid a dividend in the amount of $24.0 million to GTE.

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

7.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

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

                              Verizon Hawaii Inc.

employees. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $7.2 million for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

      In addition, we recorded pre-tax merger-related transition costs of $5.7 million in the first nine months of 2001. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $7.6 million. Transition costs are expensed as incurred.

      Results of operations for the first nine months of 2000 also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, depreciation and amortization expense decreased $1.4 million for the nine-month period ended September 30, 2000.

9.   Shareowner's Investment


                                                                                               Contributed          Reinvested
(Dollars in Millions)                                                     Common Stock             Capital            Earnings
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                    $250.0              $125.6               $32.1
Net income                                                                                                                50.3
Dividends declared                                                                                                       (86.0)
Affiliate asset dividend                                                                             (29.5)
Other                                                                                                                      7.2
                                                                      ----------------------------------------------------------
Balance at September 30, 2001                                                   $250.0              $ 96.1               $ 3.6
                                                                      ==========================================================

      Net income and comprehensive income were the same for the nine months ended September 30, 2001 and 2000.

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

11.   Commitments and Contingencies

      Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

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

RESULTS OF OPERATIONS
---------------------

      We reported net income of $50.3 million for the nine month period ended September 30, 2001, compared to net income of $73.5 million for the same period in 2000.

      Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications Inc. subsidiaries. Our results were further affected by a transfer of certain assets to Verizon affiliates.

     The following table shows how special items are reflected in our condensed consolidated statements of income for each period:


                                                                                                        (Dollars in Millions)
Nine Months Ended September 30,                                                                    2001                 2000
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Other charges and special items                                                                 $ ---                 $1.0
                                                                                      ----------------------------------------

Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                                                 ---                  7.2
  Bell Atlantic-GTE merger severance costs                                                          ---                 10.6
  Bell Atlantic-GTE merger transition costs                                                         5.7                  ---
  Other charges and special items                                                                   ---                   .2
                                                                                      ----------------------------------------
                                                                                                    5.7                 18.0
                                                                                      ----------------------------------------
Depreciation and Amortization Expenses
  Bell Atlantic- GTE merger accounting conformity adjustments                                       ---                 (1.4)
                                                                                      ----------------------------------------

Net impact on pre-tax income                                                                       $5.7                $17.6
                                                                                      ========================================

      What follows is a further explanation of the nature of these special items.

Transfer of Assets

      On December 19, 2000, we exchanged 100% of our share ownership in The Micronesian Telecommunications Corporation (MTC) for 4.03065 shares of GTE International Telecommunications Incorporated (GITI), an affiliate of Verizon Communications. Our minority interest in GITI was valued at cost, which was the net book value of the MTC shares exchanged. On the same date, our wholly owned subsidiary, Verizon Hawaii International Inc., sold 100% of its shares, or 1,215,930 shares, of GTE Far East (Services) Limited to GITI for one dollar. Operating revenues and operating expenses contributed by these subsidiaries were approximately $28.5 million and $24.9 million, respectively, for the nine months ended September 30, 2000. Assets exchanged or sold totaled $56.6 million. No gains or losses were realized from these transactions.

      On March 2, 2001, we declared and transferred, as a dividend of $29.5 million, 100% of our ownership in Verizon Hawaii International Inc. to our parent, GTE Corporation. The transfer was valued at cost, which was the net book value of the Verizon Hawaii International Inc. shares at March 2, 2001. Operating revenues and operating expenses contributed by Verizon Hawaii International Inc. were approximately $32.9 million and $26.1 million, respectively, for the nine months ended September 30, 2000. No gain or loss was realized from this transaction.

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

      In addition, we recorded pre-tax merger-related transition costs of $5.7 million in the first nine months of 2001. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred.

      Results of operations for the first nine months of 2000 also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, depreciation and amortization expense decreased $1.4 million for the nine-month period ended September 30, 2000.

Other Charges and Special Items

      In the second quarter of 2000, we also recorded other charges and special items totaling approximately $1.2 million pre-tax. Of this amount, $1.0 million was recorded as a reduction to operating revenue and $.2 million was recorded as a charge to operations and support expenses.

      These and other items affecting the comparison of our results of operations for the nine month periods ended September 30, 2001 and 2000 are discussed in the following sections.


OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Months Ended September 30,                         2001              2000
--------------------------------------------------------------------------------
Local services                                         $226.9            $233.6
Network access services                                 123.6             129.1
Long distance services                                   12.3              42.8
Other services                                           58.0              73.5
                                             -----------------------------------
Total                                                  $420.8            $479.0
                                             ===================================

LOCAL SERVICES


      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                          $(6.7)       (2.9)%
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

      Local service revenues decreased in the first nine months of 2001 primarily as a result of the transfer of assets, as described in Results of Operations. Local service revenues were also impacted by the effect of an economic slowdown and competition, as reflected by a decline in our switched access lines in service from September 30, 2000. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services in place of certain basic wireline services.

                              Verizon Hawaii Inc.

NETWORK ACCESS SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                          $(5.5)       (4.3)%
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

      Network access revenue declined in the first nine months of 2001 primarily due to the aforementioned transfer of assets and mandated price reductions on certain intrastate and interstate access services. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan. The impact of the slowing economy also affected network access revenues in 2001.

      These decreases were partially offset by higher customer demand for special access services, particularly for high-capacity, high-speed digital services.

LONG DISTANCE SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(30.5)      (71.3)%
--------------------------------------------------------------------------------

      Long distance revenues are earned primarily from calls made from international calls and from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the Public Service Commission of the State of Hawaii except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Services (WATS). We also earn revenue from private line and operator services associated with long distance calls.

      Long distance service revenues declined in the first nine months of 2001 primarily due to the aforementioned transfer of assets.

OTHER SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(15.5)      (21.1)%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone and customer premises equipment (CPE). Other service revenues also include fees paid by customers for non-publication of telephone numbers and multiple white page listings, fees paid by an affiliate for usage of our directory listings and fees paid by an affiliate for the provision of sales agent services.

      Other service revenues declined in the first nine months of 2001 primarily due to the aforementioned transfer of assets, as well as lower revenue from CPE sales.

                              Verizon Hawaii Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(20.7)       (8.5)%
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

      The transfer of assets, as discussed in Results of Operations, was the primary reason for the reduction in operations and support expenses. The effect of merger-related costs and other special items recorded in 2000 and 2001, which were also previously discussed, further reduced operations and support expenses. Operating costs have also decreased due to business integration activities, effective cost control measures, declining work force levels and additional costs in 2000 associated with lease activities. These decreases were partially offset by the effect of pre-tax gains recorded in 2000 associated with lump-sum settlements of pension obligations for certain active and former employees.

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

      On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 per minute over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.

DEPRECIATION AND AMORTIZATION

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                          $(7.5)       (8.0)%
--------------------------------------------------------------------------------

      The decline in depreciation and amortization expense in the first nine months of 2001 was primarily attributable to the transfer of assets. Partially affecting the change in depreciation and amortization expense were adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger, as described in Results of Operations.

OTHER INCOME AND (EXPENSE), NET

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                          $(3.6)     (150.0)%
--------------------------------------------------------------------------------

      The change in other income and (expense), net, was primarily attributable to the aforementioned transfer of assets and to equity losses recognized from our investment in Verizon Advanced Data Inc. (VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At September 30, 2001, our ownership interest in VADI was .44%.

                              Verizon Hawaii Inc.

INTEREST EXPENSE

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(.9)         (3.1)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense decreased in the first nine months of 2001, compared to the same period in 2000, primarily due to overall lower levels of average borrowings resulting from the aforementioned transfer of assets and the effect of lower rates of interest.

EFFECTIVE INCOME TAX RATES

      Nine Months Ended September 30,
--------------------------------------------------------------------------------
      2001                                                      39.3%
--------------------------------------------------------------------------------
      2000                                                      36.4%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes. Our effective income tax rate was higher for the nine months ended September 30, 2001, compared to the same period in 2000. This increase was primarily due to an increase in non-recurring income tax expense, a decrease in the portion of income from non-taxable operations as a result of the transfer of assets, and the effect of equity losses associated with our investment in VADI for which we do not recognize income tax benefits.

OTHER MATTERS
-------------
Recent Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

       SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

       SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

                              Verizon Hawaii Inc.

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              There were no proceedings reportable under this Item.


Item 6.       Exhibits and Reports on Form 8-K

               (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2001.

                              Verizon Hawaii Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Verizon Hawaii Inc.




Date: November 13, 2001                By  /s/ Edwin F. Hall
                                           --------------------------------
                                               Edwin F. Hall
                                               Controller

    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2001.