Form 10-Q
period 2002-06-30
VERIZON HAWAII INC
filed 2002-08-14
CIK 46216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                              Verizon Hawaii Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                       Three Months Ended June 30,   Six Months Ended June 30,
                                                                      -----------------------------------------------------------
(Dollars in Millions) (Unaudited)                                        2002              2001          2002            2001
---------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $5.9, $12.1, $13.3 and $15.3 from affiliates)            $131.6            $141.5        $262.3          $285.4
                                                                      -----------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $26.3, $21.6, $46.5 and
    $39.2 to affiliates)                                                  83.4              77.3         151.9           155.2
Depreciation and amortization                                             26.5              28.4          52.9            57.3
                                                                      -----------------------------------------------------------
                                                                         109.9             105.7         204.8           212.5
                                                                      -----------------------------------------------------------

OPERATING INCOME                                                          21.7              35.8          57.5            72.9

OTHER INCOME AND (EXPENSE), NET
    (including $0, $(.6), $(.1) and $(.6) from affiliates)                  .1               (.6)           .8             (.5)

INTEREST EXPENSE
    (including $1.0, $2.9, $2.3 and $4.2 to affiliate)                     8.5              10.2          17.1            18.8
                                                                      -----------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                  13.3              25.0          41.2            53.6

PROVISION FOR INCOME TAXES                                                 4.5              10.2          14.8            21.0
                                                                      -----------------------------------------------------------

NET INCOME                                                              $  8.8            $ 14.8        $ 26.4          $ 32.6
                                                                      ===========================================================

            See Notes to Condensed Consolidated Financial Statements.

                              Verizon Hawaii Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Millions)                                                                      June 30, 2002     December 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
CURRENT ASSETS
Cash                                                                                           $      .4             $      .3
Short-term investments                                                                              25.7                  40.5
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $12.4 and $6.2                         96.1                 110.2
    Affiliates                                                                                      22.0                  10.7
Material and supplies                                                                               19.7                  11.0
Prepaid expenses                                                                                     5.5                   1.3
Deferred income taxes                                                                                4.6                   4.0
Other                                                                                               10.0                  10.5
                                                                                    ---------------------------------------------
                                                                                                   184.0                 188.5
                                                                                    ---------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                    1,963.6               1,924.3
Less accumulated depreciation                                                                    1,266.3               1,226.8
                                                                                    ---------------------------------------------
                                                                                                   697.3                 697.5
                                                                                    ---------------------------------------------

PREPAID PENSION ASSET                                                                              497.8                 470.9
                                                                                    ---------------------------------------------

INVESTMENTS IN UNCONSOLIDATED BUSINESSES                                                            36.5                  39.6
                                                                                    ---------------------------------------------

OTHER ASSETS                                                                                        22.1                  24.7
                                                                                    ---------------------------------------------

TOTAL ASSETS                                                                                   $ 1,437.7             $ 1,421.2
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


            See Notes to Condensed Consolidated Financial Statements.

                              Verizon Hawaii Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions, Except Per Share Amount)                                             June 30, 2002     December 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                                  $   196.1             $   201.8
Accounts payable and accrued liabilities:
    Affiliates                                                                                      40.9                  19.5
    Other                                                                                           55.1                  69.0
Other liabilities                                                                                   35.7                  36.3
                                                                                    ---------------------------------------------
                                                                                                   327.8                 326.6
                                                                                    ---------------------------------------------

LONG-TERM DEBT                                                                                     428.4                 428.6
                                                                                    ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                        39.4                  41.2
                                                                                    ---------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                              249.1                 233.4
Unamortized investment tax credits                                                                  29.8                  31.8
Other                                                                                               29.0                  31.9
                                                                                    ---------------------------------------------
                                                                                                   307.9                 297.1
                                                                                    ---------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock $25 par value per share                                                               250.0                 250.0
  Authorized shares: 18,000,000
  Outstanding shares: 10,000,000
Contributed capital                                                                                102.0                  99.9
Accumulated deficit                                                                                (17.8)                (22.2)
                                                                                    ---------------------------------------------
                                                                                                   334.2                 327.7
                                                                                    ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                  $ 1,437.7             $ 1,421.2
                                                                                    =============================================

            See Notes to Condensed Consolidated Financial Statements.

                              Verizon Hawaii Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Six Months Ended June 30,
                                                                                    ---------------------------------------------
(Dollars in Millions) (Unaudited)                                                                2002                   2001
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    $   56.0               $   16.9
                                                                                    ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                             14.8                    8.3
Capital expenditures                                                                            (43.0)                 (38.9)
Investment in unconsolidated business                                                            (2.1)                    --
Other, net                                                                                         --                    5.5
                                                                                    ---------------------------------------------
Net cash used in investing activities                                                           (30.3)                 (25.1)
                                                                                    ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations                                                  --                    (.2)
Change in note payable to affiliate                                                              (5.7)                  67.3
Dividends paid                                                                                  (22.0)                 (57.0)
Capital contribution from parent                                                                  2.1                     --

                                                                                    ---------------------------------------------
Net cash (used in)/provided by financing activities                                             (25.6)                  10.1
                                                                                    ---------------------------------------------

NET CHANGE IN CASH                                                                                 .1                    1.9

CASH, BEGINNING OF PERIOD                                                                          .3                    1.5
                                                                                    ---------------------------------------------

CASH, END OF PERIOD                                                                          $     .4               $    3.4
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

3.   Recent Accounting Pronouncements

     Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

                              Verizon Hawaii Inc.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.    Dividend

      On August 1, 2002, we declared and paid a dividend in the amount of $8.0 million to GTE.

5.    Shareowner's Investment

                                                                         Contributed         Accumulated
(Dollars in Millions)                               Common Stock             Capital             Deficit
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                             $ 250.0              $ 99.9              $(22.2)
Net income                                                                                          26.4
Dividends declared to GTE                                                                          (22.0)
Capital contribution from GTE                                                    2.1
                                                ----------------------------------------------------------
Balance at June 30, 2002                                 $ 250.0              $102.0              $(17.8)
                                                ==========================================================

      Net income and comprehensive income were the same for the six months ended June 30, 2002 and 2001.

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

      Several regulatory matters may require us to refund to customers a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

      Regulatory conditions to the Bell Atlantic - GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

                              Verizon Hawaii Inc.

7.   Investment in Verizon Ventures III Inc.

     In May 2001, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

     In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commission for approval of the transfer of these assets back to us. On February 1, 2002, after required state regulatory approvals were obtained, Ventures III transferred assets back to us with an aggregate net book value of $4.9 million. In consideration of the transfer of these assets, we have surrendered our common stock in Ventures III and remitted cash compensation.

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

8.   Employee Severance and Other Items

     In connection with the Bell Atlantic-GTE merger on June 30, 2000, we incurred charges associated with employee severance of $10.6 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. As of June 30, 2002, the severances in connection with the Bell Atlantic-GTE merger are complete.

     During the fourth quarter of 2001, we recorded a charge of $1.8 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $1.2 million in accordance with SFAS No. 112 associated with employee severance. As of June 30, 2002, a total of approximately 60 employees have been separated under the 2001 and 2002 severance programs. The remaining severance liability relating to these programs is $1.5 million, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

     In addition, during the second quarter of 2002, we recorded an impairment charge of $3.4 million driven by our financial statement exposure of WorldCom Inc.

                              Verizon Hawaii Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

         This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Condensed Consolidated Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

         We reported net income of $26.4 million for the six month period ended June 30, 2002, compared to net income of $32.6 million for the same period in 2001. Our reported results for the first half of 2002 included the following special items:

Employee Severance and Other Items

         During the second quarter of 2002, we recorded a charge of $1.2 million in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," associated with employee severance.

         In addition, during the second quarter of 2002, we recorded an impairment charge of $3.4 million driven by our financial statement exposure of WorldCom Inc.

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

         This reintegration principally affected our comparison of Network access service revenues, Operations and support expenses, and Other income and (expense), net, as described below.

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

OPERATING REVENUES
------------------
(Dollars in Millions)

                                                     Six Months Ended June 30,
                                                   -----------------------------
                                                        2002              2001
--------------------------------------------------------------------------------
Local services                                       $ 136.5           $ 152.6
Network access services                                 85.4              83.1
Long distance services                                   3.5              10.3
Other services                                          36.9              39.4
                                                   -----------------------------
Total                                                $ 262.3           $ 285.4
                                                   =============================

         We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

                              Verizon Hawaii Inc.


LOCAL SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(16.1)      (10.6)%
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

        Local service revenues decreased in the first six months of 2002 primarily due to the effect of the economic slowdown and competition, as reflected by a decline in our switched access lines in service of 1.4% from June 30, 2001. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines. Lower billings to CLECs for interconnection of their network with our network, further contributed to the decrease in local service revenues.


NETWORK ACCESS SERVICES

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                            $2.3         2.8%
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

        The growth in network access service revenues in the first six months of 2002 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services, and to the reintegration of Ventures III. These increases were partially offset by mandated price reductions on interstate and intrastate access services and other regulatory decisions. In addition, growth in switched access service revenue declined in the first half of 2002 due to the impact of the slowing economy, as reflected by a decline in minutes of use from carriers and CLECs.


LONG DISTANCE SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(6.8)      (66.0)%
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

        Long distance service revenues declined in the first six months of 2002 primarily due to the effect of the aforementioned transfer of assets in 2001.

                              Verizon Hawaii Inc.


OTHER SERVICES

      2002 - 2001                                               (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(2.5)       (6.3)%
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

        Other service revenues decreased in the first six months of 2002 primarily due to lower revenue from CPE sales.



OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(3.3)       (2.1)%
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

        The decrease in operations and support expenses was primarily attributable to the effect of declining workforce levels. Effective cost control measures, lower interconnection and related costs associated with reciprocal compensation arrangements and the effect of the aforementioned transfer of assets in 2001 also contributed to the decrease in operations and support expenses. These decreases were partially offset by higher centralized services expenses allocated to us by Verizon Services and an increase in the provision for uncollectible accounts receivable. The reintegration of Ventures III and employee severance costs recorded in the second quarter of 2002 further offset the decline in operations and support expenses for the six months ended June 30, 2002.


DEPRECIATION AND AMORTIZATION

      2002 - 2001                                               (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(4.4)       (7.7)%
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

        Depreciation and amortization expense decreased in the first six months of 2002 primarily due to the effect of lower rates of depreciation. This decrease was partially offset by growth in depreciable telephone plant and increased software amortization costs.

                              Verizon Hawaii Inc.

OTHER RESULTS
-------------
(Dollars in Millions)


OTHER INCOME AND (EXPENSE), NET

      2002 - 2001                                                Increase
--------------------------------------------------------------------------------
      Six Months                                            $1.3       260.0%
--------------------------------------------------------------------------------


      Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items. As a result of the reintegration of Ventures III on February 1, 2002, we no longer recognize equity income (losses) from this investment.

      The increase in other income and (expense), net, was primarily attributable to additional interest income associated with the settlement of a tax-related matter and lower equity losses from our investment in Ventures III in the first six months of 2002, over the same period in 2001.

INTEREST EXPENSE

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                            $(1.7)    (9.0)%
--------------------------------------------------------------------------------


      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense decreased in the first six months of 2002, over the same period in 2001, primarily due to lower interest rates on short-term debt with an affiliate. This decrease was partially offset by the effect of higher average levels of short-term debt with an affiliate.

EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2002                                                      35.9%
--------------------------------------------------------------------------------
      2001                                                      39.2%
--------------------------------------------------------------------------------


      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes. Our effective income tax rate was lower for the six months ended June 30, 2002, compared to the same period in 2001, primarily due to a decrease in non-recurring income tax expense.

                              Verizon Hawaii Inc.

OTHER MATTERS
-------------

Recent Accounting Pronouncements

     Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     Debt Extinguishment

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

     Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

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

      Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

                              Verizon Hawaii Inc.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit
                Number
                -------
                 3.1       Amended Charter of Incorporation of Verizon Hawaii
                           Inc.
                 3.2       Bylaws of Verizon Hawaii Inc.
                  12       Computation of Ratio of Earnings to Fixed Charges.

           (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                              Verizon Hawaii Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Verizon Hawaii Inc.



Date:  August 14, 2002                 By  /s/ Edwin F. Hall
                                           ---------------------------------
                                               Edwin F. Hall
                                               Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                                 EXHIBIT INDEX

                Exhibit
                Number
                -------
                 3.1       Amended Charter of Incorporation of Verizon Hawaii
                           Inc.
                 3.2       Bylaws of Verizon Hawaii Inc.
                  12       Computation of Ratio of Earnings to Fixed Charges.